Form 10QSB
period 1996-03-31
CELESTIAL VENTURES CORP
filed 1996-05-14
CIK 811639

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 1996.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the transition period from _______ to _____________.

     Commission file number 33-12613-NY

                         CELESTIAL VENTURES CORPORATION
        (Exact name of Small Business Issuer as specified in its charter)

            NEVADA                                   22-2814206
- - ---------------------------------                 ----------------
(State or Other Jurisdiction of                   (I.R.S. Employer
   Incorporation or Organization)                 Identification Number)

                382 Route 59, Section 310, Monsey, New York 10952
- - --------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (914) 369-0132
- - --------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


- - --------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Check whether the issuer has: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     |X| Yes  |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding for each of the issuer's classes of common equity, as of the latest practicable date:


     Number of shares of Common Stock outstanding as of March 31, 1996:
14,285,878.

     Transitional Small Business Disclosure Format (check one)

     Yes |_|  No |X|

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 Celestial Ventures Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                       March 31,      June 30,
                                                         1996           1995
                                                       ---------      --------
                  ASSETS
Current Assets
Cash and Cash Equivalents                            $       30     $    (1,131)
Accounts Receivable                                      84,253            --
List Rental Receivable                                   33,551            --
Inventory                                               212,472            --
Notes Receivable                                        150,000         179,210
Prepaid Expenses and Sundry Receivables                 235,919            --
Investments                                                --           300,000
                                                     ----------     -----------
  Total Current Assets                                  716,225         478,079
                                                     ----------     -----------

Property, Plant and Equipment                           542,366         498,745
Less: Accumulated Depreciation                           41,650          33,853
                                                     ----------     -----------
  Net Property, Plant and Equipment                     500,716         464,892
                                                     ----------     -----------

Other Assets
Investments                                           1,550,000       1,250,000
Intangible Assets (Net)                                 949,999            --
Notes Receivable                                        200,000         200,000
Security Deposits                                         5,885            --
Interest Receivable                                        --             4,667
                                                     ----------     -----------
  Total Other Assets                                  2,705,884       1,454,667
                                                     ----------     -----------

  TOTAL ASSETS                                       $3,922,825     $ 2,397,638
                                                     ==========     ===========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                      March 31,      June 30,
                                                        1996           1995
                                                      ---------      --------
          LIABILITIES

Current Liabilities
Accounts Payable                                    $   193,126     $   164,069
Accrued Expenses and Sundry Liabilities                  51,122            --
Notes Payable                                           547,566            --
                                                    -----------     -----------
  Total Current Liabilities                             791,814         164,069
                                                    -----------     -----------
Long-Term Liabilities
Notes Payable                                           265,892         170,000
Loan Payable Officer                                     10,750            --
                                                    -----------     -----------
  Total Long-Term Liabilities                           276,642         170,000
                                                    -----------     -----------

  TOTAL LIABILITIES                                   1,068,456         334,069
                                                    -----------     -----------

    SHAREHOLDERS EQUITY

Shareholders Equity
Preferred Stock                                             278             889
Common Stock                                             14,286           9,906
Less Common Stock Discount Below Par Value              (28,500)        (28,500)
Additional Paid-In-Capital                            5,474,594       4,362,154
Accumulated Deficit                                  (2,606,289)     (2,280,880)
                                                    -----------     -----------
  TOTAL SHAREHOLDERS EQUITY                           2,854,369       2,063,569
                                                    -----------     -----------

  TOTAL LIABILITIES AND SHAREHOLDERS EQUITY         $ 3,922,825     $ 2,397,638
                                                    ===========     ===========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE NINE MONTHS ENDED MARCH 31


                                                         1996          1995
                                                      ---------     -----------
Revenues
Sales                                                 $ 915,629       1,040,430
                                                      ---------     -----------

Cost of Sales                                           241,692       1,060,368
                                                      ---------     -----------
  Gross Profit                                          673,937         (19,938)

Operating Expenses
General and Administrative Expenses                     748,008         944,856
                                                      ---------     -----------

Net (Loss) Before Other Income (Deductions)             (74,071)       (964,794)
                                                      ---------     -----------

Other Income (Deductions)
Interest Income                                          23,293             210
Forgiveness of Debt                                       9,000            --
Write-Down of Equipment                                    --          (385,000)
Loss on Investment                                         --          (201,875)
                                                      ---------     -----------
  Total Other Income (Deductions)                        32,293        (586,665)
                                                      ---------     -----------

Net Profit (Loss) before Taxes                        $ (41,778)    $(1,551,459)
   Income Taxes                                             571            --
                                                      =========     ===========
Net Profit (Loss)                                     $ (42,349)    $(1,551,459)
                                                      =========     ===========

Net Profit (Loss) Per Share                           $    (.01)    $      (.17)
                                                      =========     ===========







      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MARCH 31


                                                            1996         1995
                                                         ---------    ----------
Revenues
Sales                                                    $ 232,836    $ 287,900
                                                         ---------    ---------

Cost of Sales                                               79,348      223,177
                                                         ---------    ---------
  Gross Profit                                             153,488       64,723

Operating Expenses
General and Administrative Expenses                        218,482      294,290
                                                         ---------    ---------

Net Profit (Loss) Before Other Income (Deductions)         (64,994)    (229,567)
                                                         ---------    ---------

Other Income (Deductions)
Interest Income                                              7,000          140
Forgiveness of Debt                                           --           --
Write-Down of Equipment                                       --           --
Loss on Investment                                            --           --
                                                         ---------    ---------
  Total Other Income (Deductions)                            7,000          140
                                                         =========    =========

Net Profit or (Loss) before taxes                        $ (57,994)   $(229,427)
  Income Taxes                                                 571         --
                                                         ---------    ---------
Net Profit or (Loss)                                     $ (58,565)   $(229,427)
                                                         =========    =========

Net Profit or (Loss) Per Share                           $    (.01)   $    (.03)
                                                         =========    =========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED MARCH 31, 1996



Cash Flows from Operating Activities
Net Loss                                                     $   (42,349)
                                                             -----------
Adjustments to reconcile net income to net cash
  flows from operating activities:
Depreciation                                                       5,059
Amortization                                                      50,001
Deferred income taxes                                                  0
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable                                             (112,999)
Inventories                                                     (164,255)
Prepaid expenses                                                (217,883)
Security Deposits                                                    106
Increase (decrease) in:
Accounts payable                                                 (39,171)
Accrued expenses and sundry liabilities                           51,122
                                                             -----------
  Total adjustments                                             (428,020)
                                                             -----------
Net cash used in operating activities                           (470,369)

Cash Flows From Investing Activities:
Purchase of property & equipment                                 (16,202)
Advances on notes receivable                                      29,210
Purchase of intangible assets                                 (1,000,000)
                                                             -----------
Net cash used in investing activities                           (986,992)

Cash Flows From Financing Activities:
Proceeds from short term loans                                   483,000
Repayments of short term loan                                   (109,722)
Proceeds from long term loans                                          0
Repayments of long term loan                                      (2,550)
Proceeds from officer                                             68,224
Repayments to officer                                            (96,639)
Issuance of common stock                                       1,116,209
                                                             -----------
Net cash provided by financing activities                      1,458,522

Net increase in cash                                               1,161

  Cash beginning                                                  (1,131)
                                                             -----------


  Cash ending                                                         30
                                                             ===========

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996



          Celestial Ventures Corporation was organized under the laws of the State of Nevada on January 28, 1987. The Company's activities consist of ownership of various diversified businesses. These businesses are involved in "Business to Business" direct mail marketing and application of powder coating onto industrial materials. Effective June 30, 1995, the Company changed its year end from October to June.

NOTE A:   Significant Accounting Policies

          1. The books and records are maintained on the accrual method of accounting.

          2. Inventories: Inventories are stated at the lower of cost (first-in, first-out basis), or market.

          3. Investments are accounted for using the equity method of accounting.

          4. Property and Equipment: Property and equipment are stated at cost less accumulated depreciation and amortization. The Company depreciated and amortizes its property and equipment primarily by the straight-line method over the estimated economic life of the assets for financial reporting purposes.

          5. Intangible Assets: Intangible Assets are capitalized and are being amortized using the straight-line method over 15 years.

          6. The consolidated financial statements include accounts of its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

          7. Income Taxes: The Company has adopted the Statement of Financial Accounting Standards 109. Statement 109 uses the assets and liability method, deferred taxes assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

NOTE B:   Accounts Receivable

          Accounts Receivable is derived from sales in the ordinary course of business. As of March 31, 1996, no allowance for doubtful accounts has been provided and all known bad debts have been written off.


NOTE C:   Inventories

          Inventories at March 31, 1996 are made up of finished goods, in the companies' warehouse.

NOTE D:   Property and Equipment

          Major classifications of property and equipment and their respective lives are summarized below:

                                              March 31        Depreciable
                                                1996             Lives
                                              --------        -----------

              Equipment                       492,768         7-10 years
              Furniture & fixtures              3,623            5 years
              Leasehold improvements           45,975        10-39 years
                                              -------
                 Total                        542,366
              Accumulated depreciation         41,650
                                              -------
                                              500,716
                                              =======

          Depreciation expense totaled $5,059 for the nine months ended March 31, 1996.

NOTE E:   Intangible Assets

          Intangible assets are made up of the following:

                                              March 31        Amortizable
                                                1996             Lives
                                              --------        -----------

              Customer list                   850,000          15 years
              Trademarks                      100,000          15 years
              Telephone numbers                50,000          15 years
                                            ---------
                 Total                      1,000,000
              Accumulated amortization         50,001
                                            ---------
                 Net Intangible assets        949,999
                                            =========

NOTE F:   Investment:

          In August 1995, the Company sold all of its wholly-owned subsidiaries with the exception of U.S. Powder Coatings, Inc, to Turkey Delite,

          Inc. (A publicly held company) for $1,900,000 in cash, promissory notes and common stock accounting for 34% of the issued and outstanding stock of Turkey Delite, Inc. This transaction was effective as of May 1, 1995.

          The sales price consisted of a combination of 1,250,000 shares of restricted common stock of Turkey Delite, Inc. and additional 300,000 shares of restricted common stock of Turkey Delite, Inc. wherein the Company can cause said shares to be restricted for public sale after one year from the effective date; an additional $200,000, of which $150,000 is payable short term with interest at 8% per annum, and the balance of $50,000 is due in four quarterly installments of $12,500 at an interest rate of 8% per annum payable after payments of $150,000 short term note; a $150,000 promissory note due in the fifth year, with interest due quarterly at 8% per annum. In addition, 350,000 shares of Turkey Delite, Inc.'s common stock will be held in escrow pending the payment of certain debts of the subsidiaries by Turkey Delite, Inc. who is the guarantor of the debts. The principles followed by the parties in determining the consideration were as follows: The subsidiaries were valued at book value and Turkey Delite, Inc.'s shares were valued at anticipated market value.

          The Company is required to account for their investment in Turkey Delite, Inc., using the equity method of accounting. The Company is required to adjust it's investment in Turkey Delite, Inc. by 34% of the Income or Losses from the date of acquisition. As of March 31, 1996 there has been no completion of financial data for Turkey Delite, Inc. and upon completion, the adjustment is not expected to have a material impact on these financial statements.

          The market for Turkey Delite, Inc. common stock is thinly traded and its market is maintained by one market maker. AS of the date of acquisition, the market value of the 1,550,000 shares of Turkey Delite, Inc. was valued at $1 per share.

          A stockholder and former CEO of the Company is the CEO and stockholder in Turkey Delite, Inc.

NOTE G: On July 1, 1995 the Company acquired Success Direct, Inc. in a business combination counted for as a pooling of interest. Success Direct, Inc. became a wholly owned subsidiary of the Company through exchange of 1,000,000 shares of the Company's common stock for all the outstanding stock of Success Direct, Inc. The financial statements of prior years have been restated to give effect to the combination.

          The summarized assets and liabilities of the separate companies on July 1, 1995, the date of acquisition, were as follows:


                                                              Acquired
                                            Company           Company
                                            -------           --------

              Current assets                $  182,746        $ 65,891
              Property and equipment (net)     464,892          24,681
              Other assets                   1,750,000           5,991
                                            ----------        --------
                                             2,397,638          96,564
              Current liabilities             (164,069)       (110,808)
              Long-term debt                  (170,000)       (268,816)
                                            ----------        --------

                                             2,063,569        (283,060)
                                            ==========        ========


NOTE H: On July 1, 1995 the Company was assigned the rights to purchase the Accounts receivable, Inventory, and Intangible assets, from Remarkable Products, Inc., in exchange for Cash, Notes payable and common stock of the Company.

NOTE I:   Notes receivable

          The Company took back two notes and common stock as consideration for the sale of the Companies wholly-owned subsidiary.

NOTE J:   Note Payable-Short Term

          A unsecured note payable in the original amount of $250,000 with interest payable at 10% per annum, payable in minimum monthly installment of $10,000 per month. As of March 31, 1996 the outstanding balance due on the note is $176,277.

NOTE K:   Long-term Debt

          Long-term debt is payable and secured as follows:

          1. Note payable in an original amount of $202,000,
             due on demand, with interest at 10% per annum.       $197,000

          2. Note payable in an original amount of $340,000
             with interest at 4% per annum.                        170,000

          3. Note payable with an unsecured repayment plan
             with interest at 10% per annum.                       250,000

          4. Note payable in an original amount of $24,495
             payable in 60 monthly installments of $567

             including interest with a final payment due
             December 30, 1999.                                     20,181
                                                                  --------

             Total                                                 637,181
               Less: Current maturities                            371,289
                                                                  --------

             Total long-term Debt                                 $265,892
                                                                  ========

          The debt matures after December 31, 1996 is due as follows:

                 1997              250,000
                 1998-after         15,892
                                   -------
                                   265,892
                                   =======

NOTE L:   Related Party Transactions

          The Company has loan payable to one of the officers in the amount of $10,750 payable on demand with interest payable at a rate of 6%. At March 31, 1996 no interest has been paid or accrued.

NOTE M: At June 30, 1995, the company had a net operating loss carryforward in excess of $1,100,000. The carryforward will be available for the reduction of future Federal income tax provisions, the extent and timing of which are not determinable.

          Deferred income taxes include the tax impact of net operating loss carryforwards. Realization of these assets is contingent on future taxable earnings. In accordance with the provisions of SFAS No. 109, a valuation allowance of $380,000 at March 31, 1996 is deemed adequate for these and other items which are not considered probable of realization.

NOTE N:   Commitment and contingencies

          Commitments:

          The Company conducts its operation from facilities that are leased under a four year lease ending December 30, 1998. The lease calls for monthly rent payments starting in November 1994 of $1,000.00 per month plus a pro-rata share of real property taxes. The Company also leases an automobile expiring June 1997 for monthly payments of $569.

          Future Minimum Lease payments for operating leases at March 31, 1996 are:


               Years ended                Operating
               March 31, 1996               Lease
               --------------             --------
               1997                        18,828
               1998                        15,414
               1999                         9,000
                                           ------
                                           43,242
                                           ======

          Contingencies

          The Company initiated a law suit against Reprod, Inc. claiming damages for misrepresentation of the value of the assets acquired by the Company's subsidiary.

NOTE O:   Earnings Per Share:

          Primary earnings per share include the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 12,874,767 shares.

NOTE P:   Other Matters

          On May 29, 1989, the Company, through its wholly-owned subsidiary, Celestial Realty Group, Inc. entered into a joint venture agreement with Mystic Pines, Inc. for the purpose of developing and building single family homes. The Company contributed $525,000 for a 35% interest in the venture. Since 1990, however, the Company and Mystic Pines initiated a lawsuit against B.F. Properties and Reserve Estates and other related parties and affiliates in order to recoup its investment. During 1994, the bank which had a security interest in the lands, foreclosed on the property and secured a choice in action. In effect, the Company had lost its security interest in the real property.

          As of October 31, 1994, the investment of $525,000 has been written off the books of the Company as being uncollectable.

NOTE Q:   Subsequent Events:

          Pursuant to a Board Resolution the Company declared a one for fifteen reverse split of the Company's outstanding common stock. The record date for the reverse was May 3, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     The consolidated balance sheet as of March 31, 1996 and the consolidated statement of operations for the nine months ended March 31, 1996 and 1995 have been derived from the unaudited financial records of the Company. These financial statements reflect all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position and results of operations for the period presented.

Financial Condition

     The Company's financial condition changed substantially at March 31, 1996 compared to June 30, 1995. These changes occurred as a result of the purchase of Success Direct, Inc. ("Success") and certain assets of Re-Prod, Inc. ("Re-Prod").

     The purchase of Success and certain assets of Re-Prod resulted in an increase of current assets from $478,079 at June 30, 1995 to $716,225 at March 31, 1996 representing an increase of 50% or $238,146. Property, plant and equipment was increased from $464,892 at June 30, 1995 to $500,716 at March 31, 1996 representing an increase of 8% or $35,824. Other assets increased from $1,454,667 at June 30, 1995 to $2,705,884 at March 31, 1996 representing an increase of 86% or $1,251,217 as a result of the purchase of Success Direct and certain assets of Re-Prod. The Company experienced an increase in current liabilities from $164,069 at June 30, 1995 to $791,814 at March 31, 1996 representing an increase of 383% or $627,745. The Company also experienced an increase in long-term liabilities from $170,000 at June 30, 1995 to $276,642 at March 31, 1996 representing an increase of 63% or $106,642. Shareholders Equity was increased from $2,063,569 at June 30, 1995 to $2,854,369 at March 31, 1996
representing an increase of 38% to $790,800.

Results of Operations

     During the nine month period ended March 31, 1996 the Company experienced a net loss of $(42,349) as compared to a net loss of ($1,551,459) for the nine months ended March 31, 1995. The net loss of $(42,349) was on sales of $915,629. Cost of goods sold was $241,692 and operational expenses were $748,008. Other income of $32,293 was comprised of interest of $23,293 and forgiveness of debt of $9,000.

Effect of Inflation

     The impact of inflation on the Company's financial condition and results of operations has not been significant.

Liquidity and Capital Resources

     Cash used in operations for the nine months ended March 31, 1996 was $470,369. The Company had $55,060 in depreciation and amortization expense which did not require cash outlay for the nine months ended March 31, 1996.

     The major use of funds in operations was an increase of prepaid expenses of $217,883, an increase of inventories of $164,255 and an increase in accounts receivable of $112,999.

     During the nine months ended March 31, 1996 the Company purchased the assets net of Liabilities assumed of Success and certain assets of Re-Prod for 1,750,000 shares of common stock and $315,000 in cash. The balance of the proceeds of the private placement, approximately $300,000 was used for the acquisition of certain assets of Re-Prod as well as $100,000 for the option to purchase Nexim Corp.

     Upon the acquisition of Success, the Company assumed $250,000 in aggregate principal indebtedness to Performance Capital Corporation at the rate of 10% per annum. Performance Capital has additionally lent the Company $205,000 which will be converted into common stock at the rate of $.15 per share.




                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

     Although there are no material legal proceedings pending against the Company, as of the date of this Report, Celestial Realty Group. Inc., the Company's inactive wholly owned subsidiary was involved in a lawsuit which was filed in the Circuit Court for Eleventh Judicial Circuit in and for Dade County, Florida by Mystic Pines, a Florida joint venture on June 13, 1990.

Progress of the Case

     As of the date of this Report, the Company has no further standing to seek the relief as set forth in its amended complaint. This is based upon a court ordered award of the lawsuit to NCNB bank. NCNB owned the mortgage on the subject property and as a result of a foreclosure action, the lawsuit was awarded to NCNB to satisfy the deficiency. The Company has had no choice but to disallow any assets reflecting a favorable outcome in this action.

     The Company filed on February 21, 1995 a complaint against Re-Prod, Inc. and its stockholder Jacob LaHav in Federal Court in the Southern District of New York, White Plains, File Number 961274, which seeks a modification of the purchase price of the assets of Re-Prod, Inc. The Company contends that certain assets, including accounts receivable, which the Company was purchasing did not exist at the time of the acquisition. As a result the Company has suspended payments under a $250,000 payable to Re-Prod, Inc. and will not honor other terms of the acquisition.

     On March 14, 1996, Re-Prod, Inc. and Jacob LaHav filed a counter claim against the Company alleging specific performance on the $250,000 promissory Note, fraud and conversion, breach of contract and securities fraud and against Mr. Irwin Schneidmill and John Formicola for the enforcement of certain financial guarantees as well as for common law fraud, securities fraud and fraud and conversion. The total dollar amount claimed, approximately $1,050,000, exclusive of interest equals the amount of the original purchase price of Re-prod, Inc.

ITEM 2. CHANGES IN SECURITIES.

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There have been no matters submitted to a vote of security holders for the period covered by this Report.

ITEM 5. OTHER INFORMATION.

        None.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        Exhibits and Reports on Form 8-K

        (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-B).

Exhibit
Numbers             Description
- - -------             -----------

*         3(a)      -    Certificate of Incorporation of the Company

*         3(b)      -    Bylaws of the Company

**        4(a)      -    Form of Common Stock Certificate

**        10(a)     -    Purchase Agreement between the Company and Gulf Coast
                         Powder Coatings, Inc., and ATCO Corporation for the purchase of Gulf Coast Powder Coatings, Inc. by ATCO
                         Corporation dated August 31, 1995

**        10(b)     -    Purchase Agreement between the Company and Valves
                         International, Inc., Central Valve Services, Inc, Alloy
                         Valve International, Inc. (d/b/a CVC International and/or T.J. Lingle International) (collectively, the
                         "Subsidiaries") and ATCO Corporation for the purchase of the Subsidiaries by ATCO Corporation, dated August
                         31, 1995.

**        10(c)     -    Purchase Agreement between Success Direct, Inc., Irwin
                         Schneidmill, Performance Capital Corporation, Martin
                         Ewenstein, Brian Ugles, John Ecke and Cathy Santo
                         ("Sellers") and the Company, for the purchase by the Company of Success Direct, Inc.

**        10(d)     -    Assignment of contract between Success Direct, Inc. and
                         the Company for the rights to purchase assets of Re-Prod, Inc., dated August 31, 1995.

**        10(e)     -    Purchase Agreement between the Company and Reprod,
                         Inc., for the purchase of certain assets of Re-Prod, Inc., dated August 31, 1995.

***       10(f)     -    Promissory Note in the principal amount of $205,000
                         bearing interest at 11% per annum between the Company as borrower and Performance Corporation as lender, dated August 1, 1995.

***       10(g)     -    Promissory Notes dated December 15, 1994 through April

                         15, 1995 in the aggregate amount of $250,000 ($50,000)
                         bearing interest at 10% per annum between Success Direct, Inc. as borrower and Performance Capital Corporation as lender.

***       10(h)     -    Employment Agreement between Irwin Schneidmill and the
                         Company dated March 1, 1996.

***       10(i)     -    Supply contracts between the Company and Eimicke, Ltd.
                         each dated September 6th, 1990.

***       10(j)     -    Indemnity Agreement between the Company and Irwin
                         Schneidmill and John Formicola, indemnifying them against liabilities arising from the acquisition of assets of Re-Prod, Inc.

                    -    Subsidiaries of the Company

     (b) Reports on Form 8-K - The Registrant did not file any reports on Form 8-K during the last quarter of the fiscal year ended June 30, 1995. The Registrant since the last quarter filed a report on Form 8-K dated August 31, 1995. Such report did not contain required financial statements. An amendment to the Form 8-K was filed on February 24, 1996.

* Incorporated by reference to the Company's Registration Statement on Form S-8 dated September 18, 1995.

** Incorporated by reference to the Company's Report on Form 8-K dated August 31, 1995.

*** Incorporated by reference to the Company's Report on Form 10-KSB for the period ended June 30, 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CELESTIAL VENTURES CORPORATION

                                            By:/s/IRWIN SCHNEIDMILL
                                               -----------------------------
                                            Irwin Schneidmill
                                            President, Chief Executive, and
                                            Financial Officer and a Director

Dated: May 9, 1996

     Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:


Name                                   Title                           Date
- - ----                                   -----                           ----



/s/ Irwin Schneidmill          President Chief Executive           May 9, 1996
- - ----------------------         and Financial Officer, and
Irwin Schneidmill              a Director (Principal Executive
                               and Financial Officer)


/s/Bob J. Sudderth             Chairman of the Board               May 9, 1996
- - ----------------------         Vice President, Secretary,
Bob J. Sudderth                Treasurer and a Director


/s/Andrew Jaloza               Director                            May 9, 1996
- - ----------------------
Andrew Jaloza


/s/James Lofland               Director                            May 9, 1996
- - ----------------------
James Lofland


/s/Martin Ewenstein            Director                            May 9, 1996
- - ----------------------

Martin Ewenstein


/s/Robert Trause               Director                            May 9, 1996
- - ----------------------
Robert Trause