Form 10KSB40/A
period 1995-06-30
CELESTIAL VENTURES CORP
filed 1997-04-10
CIK 811639

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              AMENDMENT NO. 1 TO

                                FORM 10-KSB/A

(Mark One)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended:

                                      OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 (NO FEE REQUIRED)
For the transition period from October 31, 1994 to June 30, 1995.

Commission file number 33-12613-NY

                         CELESTIAL VENTURES CORPORATION
             (Exact name of registrant as specified in its charter)

               NEVADA                                    22-2814206
     (State or other jurisdiction of            (I.R.S. Employer  I.D. Number)
     incorporation or organization)

    382 Route 59, Section 310, Monsey, New York                    10952
      (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (914) 369-0132 Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                  Name of exchange on which registered
     -------------------                  ------------------------------------
Common Stock, no par value                               None
Preferred Stock, no par value                            None

     Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X  Yes    __ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant August 3, 1995, based on the average bid and asked price on such date, was approximately $4,261,788.

Number of shares of Common Stock outstanding as of August 3, 1995: 9,935,878. Number of shares of Preferred Stock outstanding as of August 3, 1995: 878,153.

No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant. Rule 424(b) or (c) have been incorporated by reference in this report.

When used in this Annual Report on Form 10-KSB, the words "estimate", "project", "intend", "expect" and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors are described in detail elsewhere under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

Item I.   Business

         Celestial Ventures Corporation, a Nevada corporation (the "Company"), was incorporated on January 28, 1987. The Company's initial business was the acquisition of real estate and real estate development. Since 1993, the Company has primarily been engaged in the acquisition of businesses, divisions of businesses or the assets of businesses that the Company's management identified as having significant potential for business success. The Company is no longer involved in real estate investment or development.

Valve Company Acquisitions

         Pursuant to an Agreement and Plan of Reorganization dated August 12, 1993, the Company acquired all of the issued and outstanding common stock of Valves International, Inc. ("VII"), an Oklahoma corporation, in exchange for 850,000 shares of the Company's restricted common stock. As a result of this reorganization, the Company also acquired Central Valve Services, Inc., Alloy Valves International, Inc., Valves International, Inc., and CVC International, Inc., which were wholly owned subsidiaries of VII. VII and its subsidiaries were operating companies engaged in the business of valve manufacturing and sales in both Oklahoma and Texas.

Powder Coating Operations

         On October 31, 1993, the Company acquired U.S. Powder Coaters, Inc., a corporation whose principal business consisted of treating and coating metal and non-metal materials, in exchange for 300,000 shares of the Company's common stock. In 1993 the Company also acquired Gulf Coast Powder Coatings, Inc. As part of the Company's reorganization, the Company discontinued operations of U.S. Powder Coatings, Inc. in June 1994 and management renegotiated a 50% reduction of its debt related to its acquisition.

Disposition of Valve and Powder Coating Operations

         On August 31, 1995, effective as of April 30, 1995, the Company entered into a purchase agreement whereby it sold all of its wholly owned subsidiaries with the exception of U.S. Powder Coatings, Inc. to Turkey Delight International, Inc., a Nevada corporation, (d/b/a ATCO Corporation) ("Purchaser" or "Turkey DeLite") for $1,900,000 in cash, promissory notes and common stock. Turkey DeLite's principal executive officer, Mr. Bob J. Sudderth, also served as the Chairman of the Board of Directors of the Company. See "Certain Relationships and Related Transactions". The subsidiaries referred to herein include Valves International, Inc., Central Valve Services, Inc., Alloy Valve International, Inc. and Gulf Coast Powder Coatings, Inc. The sales price consisted of a combination of 1,550,000 shares of the Purchaser's common stock, a $200,000 promissory note due and the payment of $150,000 contingent upon the successful completion of a stock offering by the Purchaser. The assets of U.S. Powder Coatings, Inc. are still owned by the Company although the subsidiary is inactive.

Direct Mail Business Acquisitions

         On August 29, 1995, the Company purchased, effective as of July 1, 1995, all of the issued and outstanding common stock of Success Direct, Inc., a New Jersey corporation, a mail order business products company ("Success"), for total consideration of 1,000,000 restricted shares of common stock of the Company. The principal stockholder of Success, Mr. Irwin Schneidmill, became the President of the Company on August 1, 1995. 415,000 of such shares were paid to Mr. Irwin Schneidmill who was the 41.5% owner of the capital stock of Success. See "Certain Relationships and Related Transactions."

         Simultaneously with the acquisition of Success, Success assigned to the Company its rights under an agreement to purchase certain business assets from Re-Prod, Inc., including the name "Remarkable Products", and the Company consummated the transaction with Re-Prod, Inc. The assets purchased from Re-Prod, Inc. are related to the direct mail industry. See "Certain Relationships and Related Transactions".

         In connection with the acquisition of certain assets of Re-Prod, Inc., the Company paid total consideration consisting of the following; (i) $315,000 in cash, (ii) a promissory note in the amount of $250,000 payment of which was guaranteed by Mr. Schneidmill and Mr. John Formicola, a shareholder of the Company, and (iii) 750,000 shares of the common stock of the Company as to which Mr. Schneidmill and Mr. Formicola have agreed to pay the difference between the actual and estimated market price of the shares on a future date. See "Certain Relationships and Related Transactions".

         From August to December, 1995, the Company operated Success as a wholly owned subsidiary under the tradename Remarkable Products. On December 7, 1995, Success changed its corporate name to Remarkable Office Products, Inc. ("Remarkable"), but has continued to use the tradename Remarkable Products. Remarkable was incorporated in the State of New Jersey in September, 1994 and from its inception through its acquisition by the Company in 1995 has been engaged in the distribution of office products.

         The Company, through its wholly-owned subsidiary, Remarkable, sells specialized office products featuring time management and organizational tools to small and medium-sized businesses nationwide through innovative, aggressive direct marketing catalogs and programs. Remarkable's products include dry erase boards and calendars with markers which can be wiped clean after use and re-used. The Company also specializes in calendars and laminated products such as large geographic wall maps, and federal law posters which many businesses are required to post in the workplace (e.g., minimum wage posters, equal opportunity and sexual harassment notices). The Company's strategy includes mailings of a variety of distinctive, full color catalogs, a high level of customer service, prompt order fulfillment, and discounted prices.

Industry Background

         It is management's belief that distribution within the office products industry is highly fragmented. End users traditionally have purchased office products from commercial office supply companies and small retail dealers. These distribution channels account for the vast majority of the market for office products. The Company believes that direct marketing companies and office products superstores have increased their share of the office products market over the last several years.

         Commercial office supply companies, often referred to as contract stationers, traditionally have served large businesses through commissioned sales forces. Contract stationers are able to purchase in large quantities directly from manufacturers and offer significant volume-related discounts to their large business customers. Because contract stationers use commissioned sales forces and volume related programs to market products, it generally is impracticable for them to service small and medium-sized businesses.

         The independent retail channel, through which Remarkable's targeted customers traditionally have purchased specialized office products, is characterized by a large number of small retail dealers who primarily purchase products from wholesalers for resale at or near manufacturers' list prices. These small retail dealers typically stock a limited inventory of office products, furniture and business machines.

         In the past few years, alternative distribution channels such as office products superstores and direct marketing companies have captured increasing market shares at the expense of traditional retail office products dealers. These superstores have emerged in most urban and suburban markets of the United States targeting home office buyers and the small and medium-sized businesses that purchase from retail dealers, by offering substantially lower prices. Superstores generally operate on a cash and carry basis, charge extra for delivery, and often require a nominal form of membership to obtain the best pricing and to gain access to other limited services.

         The Company believes that direct marketing has gained acceptance over the past several years in many industries, including the office products industry. Direct marketers of office products utilize a variety of catalogs and other programs to market general office supplies, furniture and equipment at discounts form manufacturers' list prices. Large direct marketing companies typically purchase in large quantities, directly from manufacturers, and operate from centralized distribution facilities. These larger direct marketers develop large, proprietary customer databases that are segmented and used to improve the effectiveness of catalog mailings to their customers.

Business Strategy

         The Company believes that, properly executed, direct marketing provides the most convenient and cost effective way for small and medium-sized businesses to purchase certain office products, such as the time management and organizational tools sold by Remarkable. Remarkable also believes that a high level of customer service, aggressive product merchandising, fast delivery, and ease and convenience in purchasing will become increasingly important competitive factors, as competition increases from office products superstores. Remarkable's strategy to distinguish itself from other direct marketers of specialized office products, and from the low price, low service superstores, is to provide small to medium-sized businesses with a high level of customer service and a convenient, fast and economical means of purchasing a comprehensive selection of specialized office products. Remarkable does not compete in the highly competitive area of general office supplies which include paper, writing instruments, desk accessories or office furniture because of the small potential profit margin and the substantial competition in this area.

         The Company believes that the most important elements of Remarkable's business strategy are:

                 Direct Marketing. Remarkable markets directly to its existing and prospective customers through frequent catalog mailings of a variety of distinctive, strategically planned catalogs and specialty solo mailings. Remarkable uses state of the art information systems to analyze the results of each mailing, and to refine and segment its customer database and mailing lists. The Company believes these procedures enable Remarkable to target future mailings in a manner designed to enhance profitability and customer response while lowering overall marketing costs.

                 Customer Service. Remarkable emphasizes a high level of customer relations. Remarkable attempts to make catalog shopping as convenient and easy as possible by providing friendly, courteous order entry and customer service representatives; "no questions asked", 30 day return policy, and 30 day open account billing.

                 Prompt Order Fulfillment. Remarkable ships over 95% of all orders on the day received. Remarkable estimates that substantially all orders (other than custom printed items) are received by the customer within five business days of the order date.

                 Merchandising. The Company believes that the majority of Remarkable's sales are made at prices which are discounted from other manufacturers' list prices. Remarkable updates its product selection to meet the needs of its customers and continually evaluates the sales and profit performance of each product through its state of the art information systems.

Catalog Publication

         Remarkable uses its various catalogs to market directly to both existing and prospective customers. Each catalog is printed in full color with an effective selling presentation, including a picture of each item and a narrative description that emphasizes key product benefits and features. The catalogs are created and produced by outside vendors who provide designers, writers and production artists and are printed by commercial printers.

         Remarkable's regular catalog mailings include a complete buyers' guide which is produced once a year and generally mailed in January to all active customers. Remarkable has a database of over 250,000 customer, 100,000 of which have ordered form Remarkable in the past two years. Remarkable anticipates producing the buyer guide bi-annually in the future depending on available working capital. In March, Remarkable mails a specialty mailing featuring only its federal law posters (e.g., minimum wage, sexual harassment, workers compensation, etc.). In April or May Remarkable does an academic mailing featuring July to June reusable calendars which are used by academic professionals and administrators. In September, October and November, Remarkable concentrates on solo mailings which feature Remarkable's main reusable calendars (January to December). These solo mailings are distinctive in that they are packaged to look like a bank check making the consumer more likely to open the mailing.

Marketing

         Remarkable's various marketing programs are designed to attract new customers and to stimulate additional purchases from existing customers. Remarkable has sold to over 250,000 customers, 100,000 have purchased products within the last two years.

         V.W. Eimicke, Ltd. and V.W. Eimicke Associates, Inc. (collectively "Eimicke") is Remarkable's largest customer and accounts for approximately 10% of Remarkable's sales. The

Company has a contracts with Eimicke which (i) make Eimicke the sole distributor of Remarkable products in Canada, (ii) makes Remarkable the exclusive manufacturer of laminated Federal law posters sold by Eimicke in the United States and (iii) makes Eimicke a non-exclusive distributor of a series of re-markable planning boards and other related products in the United States. Each of these contracts is dated September 6, 1990 and expires November 30, 1996, and there is no assurance that this customer will continue to purchase the Company's products on similar terms. The loss of this customer could have a material adverse effect on the Company's business.

         Remarkable acquires new customers by selectively mailing specially designed catalogs to prospective customers. Remarkable obtains the names of prospective customers through the rental of selected mailing lists from outside marketing information services and other sources. These lists include lists of business buyers of noncompeting direct mail companies, business subscription lists and lists of complied business names. Remarkable also rents its mailing list to these same sources.

         After placing an initial order, new customers receive additional catalogs and other mailings intended to stimulate continued product purchases. Generating "bounce-back" orders is an important aspect of Remarkable's marketing program because the costs incurred in acquiring new customers from a particular mailing may exceed the gross profit generated by that mailing.

         Remarkable uses what it believes to be sophisticated, state of the art information systems to analyze the results of individual catalog mailings and uses the information derived form these analyses to target future mailings. By analyzing the results of mailings to prospective customers, Remarkable can capture and measure its cost to acquire new customers. Each new customer is identified and categorized. The cost of acquiring each customer is then compared to the anticipated profitability of the future business that can be expected from a typical customer from this category, based upon Remarkable's prior experience. Remarkable's management uses these analyses to plan future prospecting selections and mailings.

         Remarkable also uses its information systems to update and segment its proprietary customer database. Remarkable believes that it is able to capture and analyze customer response to specific catalog mailings through criteria such as recency and frequency of purchases, the dollar amount of orders and specific products ordered. The resulting information is used to adjust the frequency and selectivity of Remarkable's various catalog mailings to particular groups of customers in order to achieve improved response and profitability.

         In addition, Remarkable uses these systems to analyze the performance of each product family. This analysis enables Remarkable to strengthen the merchandising of its catalogs and to determine the placement of and amount of space devoted to each product in a particular catalog based upon response, sales and profit performance.

Distribution Center

         Remarkable maintains its corporate headquarters in Monsey, New York. This location is approximately 5,000 square feet, and 3,500 square feet of warehouse space which is used as Remarkable's distribution center. The distribution center maintains an inventory of products offered by Remarkable in addition to custom printed items.

Order Entry and Fulfillment

         Remarkable attempts to make purchasing its specialized office products as convenient as possible for small and medium-sized businesses. Because approximately 60% of customer orders are placed by telephone, the efficient handling of calls is an extremely important aspect of Remarkable's business. Remarkable offers a nationwide toll-free telephone number for customers to use in placing orders. Calls are received by trained order entry representatives who utilize on-line terminals to enter customer orders into the fully computerized order processing systems. The order entry representatives also may use these systems to access information about products, pricing and promotions in order to provide better service and answer customer questions. Remarkable's telephone systems are intended to provide prompt and efficient service, and have a negligible rate of abandoned and lost telephone calls. In addition to telephone orders, Remarkable also receives orders by mail and through a fax line.

         When an order is entered into the system, the order is electronically transmitted to the warehouse and a packing slip is printed on a printer for order fulfillment. The Company believes that Remarkable has achieved efficiencies in order entry and fulfillment which permit the shipment of over 95% of all orders on the day received and the shipment of substantially all remaining orders on the following business day. Orders generally are shipped by United Parcel Service.

Customer Service

         The Company believes that exceptional customer service and customer relations are key elements of Remarkable's marketing program. Remarkable trains its order entry and customer relations representatives to provide prompt, efficient and courteous service to all customers.

         As part of the Company's commitment to customer service, Remarkable maintains a "no questions asked", 30 day return policy. At the customer's request, Remarkable will arrange for the pick-up of products to be returned and pay all return shipping costs. Management believes that Remarkable's convenient return policies help overcome a customer's initial reluctance to order products from a catalog. Total returns and allowances average less than 1% of Remarkable's total sales.

Merchandising and Purchasing

         Remarkable offers a full line of time management and organizational tools including the Remarkable line of reusable calendars which are now in the sixteenth year of production.

         Initial buying decisions are made by the Company's product manager who is responsible for selecting and pricing products. In addition, the product manager negotiates with suppliers, analyzes customer response and sales results and plans catalog page presentations, product promotions and mailing schedules. Inventory levels are maintained through the use of Remarkable's computerized inventory control system. This system has enabled Remarkable to minimize its inventory out-of-stock position.

         Remarkable's main products, the various reusable calendars, and its federal law posters, are manufactured specifically for Remarkable. An outside graphic design firm does the layout and graphics for each calendar or poster in accordance with specifications provided by Remarkable. Remarkable then orders the appropriate paper from an independent paper vendor, and the paper and camera ready art work produced by the graphic designer are sent to one of two printing firms employed by Remarkable. Once the artwork is printed on the paper it is sent to a laminator in the Rochester, New York area which applies a plastic coating and creates the finished product, which is then shipped to the Company's distribution center in Monsey, New York.

         Other products which Remarkable sells, such as the markers, erasers and cleaning fluids for the reusable calendars are purchased from a variety of vendors. Geographic maps sold by Remarkable are purchased from American Map, Inc.

         Although a substantial portion of Remarkable's purchases are obtained from a relatively small number of suppliers, the Company believes that alternative sources of supply are available for virtually every product it carries. Remarkable considers its relationships with its suppliers to be excellent and it has not experienced any difficulty in obtaining brand name products.

Management Information Systems

         Remarkable utilizes a sophisticated state of the art computer system involving all aspects of Remarkable's business. By handling all order entry fulfillment in a centralized fashion, Remarkable can provide faster order entry and fulfillment and better customer service. The general accounting system and inventory control, product merchandising, customer development and catalog analysis function are supported by Remarkable's computer system.

Competition

         The Company and its operating subsidiary, Remarkable, operate in a highly competitive environment. In its targeted market of small to medium-sized businesses, Remarkable believes that its principal competitors are other direct marketing companies and office supply superstores. Remarkable's competitors are larger and have greater financial resources than Remarkable.

         The Company believes that its competitive position is enhanced by its Remarkable line of calendars, now in its sixteenth year of production, and Remarkable's history of customer loyalty, price structure as well as its strong commitment to customer service. Remarkable believes that its commitment to customer service has enabled it to compete effectively against other direct marketers of office supply products, some of which offer comparable products at prices lower than those charged by Remarkable.

         Direct marketing of office products has expanded in recent years at the expense of local retail dealers. A key aspect of this growth has been the ability of direct marketing companies to overcome initial customer reluctance to purchasing office products by catalog. As a result, Remarkable views the success of other direct marketing companies as beneficial to Remarkable because it increases customer acceptance of the direct marketing concept. Remarkable believes that its principal competitors are G-Neil, Inc., a company based in Florida, Myron Manufacturing and Keith Clark, a division of a public company, in the direct market segment of the specialized office products, and specifically the time management and organizational tools industry. Competitors of Remarkable may be financially stronger, but still view Remarkable as the industry leader.

         The office products industry has experienced increased competition in recent years due to the emergence and rapid growth of office products superstores. These superstores' target customers may include many of the Company's target customers. Superstores offer a wide variety of office products in a warehouse-type setting at prices that are lower than those typically offered by Remarkable. Superstores are continuing to increase their share of the office products market. The expansion of the superstores has resulted in increased price competition throughout the industry. Remarkable has responded to this increased competition by aggressively emphasizing Remarkable's customer service and stylish product line. The Company has also recently introduced price reductions in catalogs mailed to prospective customers.

Employees and Employee Training

         The Company and Remarkable place great emphasis on employee training and seek to instill in each employee a commitment to provide his or her best, honest and personal service to every customer, large or small. Remarkable reinforces the importance of understanding customers and their needs by periodically requiring all of its managers and officers to receive incoming orders and customer service calls.

         Employees are given updates on Remarkable's products and progress and are provided an opportunity to comment openly on its operations and management. The Company intends to institute a program to provide additional incentives for outstanding job performance, and to afford career opportunities to each employees in accordance with his or her skills, personal effort and future potential . The Company also intends to institute an incentive bonus program for the officers and managers. The Company also intends to provide for an employee stock purchase plan for all full-time employees of the Company and of Remarkable. See "Management - Compensation Pursuant to Plans."

         The Company and Remarkable consider relations with their employees to be excellent. At December 31, 1995, Remarkable employed approximately 6 persons on a full-time basis, of whom 2 were engaged in management and administration, 3 were engaged in marketing, order processing, customer service and creative services and 1 was engaged in warehouse distribution operations. None of Remarkable's employees are covered by a collective bargaining agreement.
The Company has 6 full time and 4 part time employees.

State Sales Taxes

         The Company and Remarkable collect sales taxes only in New York and New Jersey. Remarkable sells products to customers in all states of the United States. Several states are currently pursuing litigation against a number of direct marketing companies seeking sales tax for products sold into those states. From time to time, legislation has been proposed in the United States Congress which would have the effect of requiring Remarkable to collect and remit sales taxes in each state where its sales are consummated. Remarkable believes that the enactment of any such legislation, or any other changes in applicable law that would require Remarkable to collect sales taxes in additional states, would impose an administrative burden on Remarkable but would not have a material adverse effect on its business.

Medical Device Production Acquisitions

         In September 1995, the Company executed a letter of intent to purchase all of the issued and outstanding stock of Nexim Corp., a Nevada corporation, ("Nexim"), a 100% of which is owned by Mr. Andrew Jaloza who became a director of the Company in January 1996. Upon the execution of the letter of intent, the Company paid Mr. Jaloza $100,000 as a down payment for the purchase of Nexim. Nexim owns a technology known as Medphone, a medical device product which acts as a telephone based remote defibrilation. The Company has invested approximately $33,000 toward development of this product. Nexim has no revenues and is not an operating company.

Item 2.   Properties

         The Company and Remarkable maintain their corporate headquarters at 382 Route 59, Section 310, Monsey, New York, 10952. The facility includes approximately 5,000 square feet, of which approximately 1,500 square feet are dedicated to office space and approximately 3,500 square feet are used for warehouse and distribution purposes. The 5,000 square foot office is occupied pursuant to a lease which expires in October 31, 1998 and provides for an option to renew for two successive five-year periods. This lease is made in the name of Success Direct, Inc. which had changed its name to Remarkable Office Products, Inc. The monthly rent is $3,000 per month.

         The Company also sublets office space in Westwood, New Jersey at a monthly rent of $1,637. The primary lease is held by Mr. Irwin Schneidmill, the Company's President and a director and stockholder, and expires October 31, 1998. In December, 1995, the Company moved all of its operations to Monsey, New York.

Item 3.   Legal Proceedings

On May 29, 1989, the Company, through its wholly-owned subsidiary, Celestial Realty Group, Inc. entered into a joint venture agreement with Mystic Pines, Inc. for the purpose of developing and building single family homes. The Company contributed $525,000 for a 35% interest in the venture. In 1990, however, the Company and Mystic Pines initiated a lawsuit against B.F. Properties and Reserve Estates and other related parties and affiliates in order to recoup its investment. During 1994, the bank which had a security interest in the lands, foreclosed on the property and secured a choice in action. In effect, the Company had lost its security interest in the real property.

As of October 31, 1994, the investment of $525,000 has been written off the books of the Company as being uncollectable.

Item 4.   Submission of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of security holders for the period covered by this Report.

                                   PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters

         The Company's common stock is currently traded on the NASDAQ Electronic Bulletin Board, under the symbol "CVNR" and has several market makers. The high and low bid (price which a market maker is willing to pay for the Shares) quotations for the Company's Shares, as reported to the Company's management by brokerage firms listed on the specified dates by the National Daily Quotation System, Inc.'s "Pink Sheets" as making markets in the Company's securities are listed in the following chart. These quotations are between dealers, do not include retail mark-ups, mark-downs or other fees and commissions, and may not represent actual transactions.

               Date                    High Bid        Low Bid
               ----                    --------        -------

               Fiscal 1994
               -----------
               September 30, 1993      $.25            $.125
               December 31, 1993       $1.25           $1.125
               March 31, 1994          $1.25           $1.125
               June 30, 1994           $.75            $.75

               Fiscal 1995
               -----------
               September 30, 1994      $.375           $.34375
               December 31, 1994       $.625           $.625
               March 31, 1995          $.75            $.71825
               June 30, 1995           $.75            $.75


         There were approximately 1,779 shareholders of record of the Company's common stock on March 1, 1995.

         The Company has not paid dividends on its Common Stock. The Company intends to retain any future earnings to finance its growth.

Item 6. Management's Discussion and Analysis Of Financial Condition and Results of Operations

         Management believes that a comparison of the eight month period ended June 30th 1995 to the fiscal year ended October 31, 1994 is not meaningful because of the length of the reporting periods and the disposition of the Company's valve business as of April 30, 1995. Accordingly, financial statements for the eight months ended June 30, 1995 and 1994 are presented below for comparative purposes.

         The consolidated balance sheet as June 30, 1995 and the statement of operations for the eight months ended June 30, 1994 presented below have been derived from the unaudited financial records of the Company. These financial statements reflect all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position and resulted of operations for the period presented.

Consolidated Balance Sheet:

                                                                        Eight Months Ended
                                             Eight Months Ended           June 30, 1994
                                               June 30, 1995               (unaudited)
                                               -------------               -----------
Assets:
Current Assets
  Cash & cash equivalents                         $28,562                     $23,873
  Accounts receivable                                   -                     798,926
  Notes receivable                                      -                      52,000
  Inventory                                             -                   1,149,786
  Prepaid Expenses                                      -                      21,381
                                                ---------                  ----------
    Total Current Assets                           28,562                   2,045,966

Other Assets                                                               2,324,654
  Investments                                           -                     201,875
  Intangible assets net                                 -                     148,780
  Refundable deposits                               4,210                      17,075
                                                ---------                  ----------
    Total Other Assets                              4,210                     367,730
                                                ---------                  ----------

      Total Assets                                $32,772                  $4,738,350
                                                =========                  ==========

Liabilities and Shareholders' Equity:
Current Liabilities
  Accounts payable                                $54,522                    $628,964
  Accrued Expenses                                      -                      46,472
  Notes payable                                         -                     327,906
                                                ---------                  ----------
    Total Current Liabilities                      54,522                   1,003,342
Long-Term Liabilities
  Notes payable                                         -                   1,078,210
  Net liabilities of discontinued operations      278,540                           -
                                                --------                  -----------
    Total Liabilities                             333,062                   2,081,552
      Total Shareholders' Equity (Deficit)       (300,290)                 $2,656,798
                                                ---------                  ----------

Total Liabilities and Shareholders' Equity        $32,722                  $4,738,350
                                                =========                  ==========

                                      11

Consolidated Statement of Operations


                                                                        Eight Months Ended
                                             Eight Months Ended           June 30, 1994
                                               June 30, 1995               (unaudited)
                                               -------------               -----------
Assets:

Sales                                                   -                   1,846,759
Cost of Sales                                           -                   1,159,659
General and Administrative                        122,611                   1,007,005
                                               ----------
Net Loss Before Interest Income
 and Non-Recurring Items                         (122,611)                   (319,905)
                                               ----------                   ---------
Discontinued Operations
  (Loss) from operations of discontinued
  subsidiaries - net of taxes                    (959,233)                          -
  (Loss) on disposal of subsidiaries -
     net of taxes                              (1,498,410)                          -

Net (Loss)                                     (2,580,254)                   (319,905)

Financial Condition

         The Company's financial condition at June 30, 1995 compared to June 30, 1994 changed dramatically. These changes occurred as a result of the sale of the Company's valve and powder coating operating subsidiaries effective May 1, 1995. From May 1995 until the acquisition of Success Direct, Inc. in July, 1995, the Company had no active business.

         Management believes that the sale of the operating subsidiaries has had a positive effect on the Company as it represents a disposition of its unprofitable operations and has positioned the Company to seek out new acquisition candidates, such as the recent acquisition of Success Direct, Inc.

         The sale of Valves International, Inc., Central Valve Services, Inc., Alloy Valve International, Inc. and Gulf Coast Powder Coatings, Inc., resulted in a reduction of current assets from $2,045,966 at June 30, 1994 to $28,562 at June 30, 1995, a reduction of 99% or $2,017,404. Property, plant and equipment was reduced from $2,324,654 at June 30, 1994 to $0 at June 30, 1995, a reduction 100% or $2,324,654. Other assets increased from $367,730 at June 30, 1994 to $4,210 at June 30, 1995 resulting in a decrease of 99% or $363,520. As a further result of the disposition of the valve divisions, the Company experienced a reduction of current liabilities from $1,003,342 at June 30, 1994 to $54,522 at June 30, 1995, a reduction of 95% or $948,820. The Company also experienced a reduction of long-term liabilities from 1,078,210 at June 30, 1994 to $278,540 at June 30, 1995, a reduction of 74% or $799,670. Shareholders Equity was reduced from $2,656,798 at June 30, 1994 to $300,290 at June 30, 1995, a
reduction of 111% or $2,957,088.

         The Company purchased Success and certain assets of Re-Prod, Inc. in August 1995, effective as of July 1, 1995. Success's operations at the time of the acquisition consisted of "business to business" direct mail office products sales. The assets and operations of Re-Prod, Inc. consisted of a client base, inventory, accounts receivable, telephone numbers, equipment and the use of the name "Remarkable Products". The business of Success was started in October 1994, by Mr. Irwin Schneidmill, who became the Company's President in August 1995.

Results of Operations

         From June 30, 1994 to March 31, 1995 the Company owned and operated the industrial valve and powder coating businesses. During this period the Company generated $575,263 in sales and had a net loss on these sales of $(959,233). Upon the disposition of the industrial valve and powder coating business in March 1995 to Turkey DeLite International, Inc. ("Turkey DeLite") (a.k.a "ATCO Corporation"), the Company recognized an additional loss of ($1,498,410). This additional loss upon disposition was recorded because it was determined that the securities of Turkey DeLite which were used as part of the purchase of the industrial valve and powder coating assets, had no value and because Turkey DeLite has no reliable financial information, no value of the securities could be given. (Notwithstanding the Company's reasonable requests for current financial information, it has not been able to obtain this information from the management of Turkey DeLite, which is not affiliated with the Company or within its control.) After March 31, 1995 and prior to the acquisition of Success and Re-Prod effective July 1995, the Company did not have any operating business. During the transitional eight month period ended June 30, 1995 the Company experienced a net loss of ($959,233) as compared to a net loss of ($1,603,038) for the eight months ended June 30, 1994. The net loss of ($959,233) through date of disposition of subsidiaries was on sales of $575,265. Cost of goods sold were $284,540 and operational expenses were $790.766.

Effects of Inflation

         The impact of inflation on the Company's financial condition and results of operations has not been significant.

Liquidity and Capital Resources

         Cash used in operations for the eight months ended June 30, 1995 was $2,429,774 and cash used in operations for the year ended October 1994 was $1,694,471. The Company had $0 and $129,949 in depreciated and amortization expense which did not require cash outlay for the eight months ended June 30, 1995 and the year ended October 31, 1994, respectively. The decline in depreciation and amortization is due to the sale of the tangible and intangible assets in 1995. The major use of funds in operations was in increase in investments of $1,550,000 and a decrease in notes payable of $1,352,315 for the eight months ended June 30, 1995.

         During the eight months ended June 30, 1995, the Company received $1,900,000 in stock and notes from the sale of subsidiaries and $512,757 in cash from the issuance of common stock, the proceeds of which were used to decrease outstanding debt. The balance of the proceeds of the private placement, approximately $300,00, was received subsequent to June 30, 1995 and was used for the acquisition of Success Direct and certain assets of Re-prod, Inc. as well as $100,000 for the purchase of an option to purchase Nexim Corp. $0 of these proceeds were applied toward the acquisition of Success Direct and $315,000 and $250,000 respectively of these proceeds were applied toward the acquisition of Re-Prod, Inc.

         Upon the acquisition of Success, the Company assumed $250,000 of its aggregate principal indebtedness to Performance capital at the rate of 10% per annum. See "Certain Transactions." Performance Capital has since lent the Company an additional $205,000 which will be converted into common stock of the Company at the rate of $.15 per share.

         The Company intends to satisfy its short term liquidity needs primarily through operating revenue and borrowing funds from private investors in exchange from promissory notes and warrants to purchase common stock at the market price on the day the warrants are granted. One of the Company's principal products are laminated federal law posters, which include the Federal Minimum wage poster. With the recent change in the Federal Minimum wage the Company anticipates considerable increases in sales which will fund its long term liquidity needs.

Item 7.   Financial Statements

The response to this Item is submitted as a separate section of this report commencing on page F-1

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant

         The current executive offices and directors of the Company are set forth below:

     Name                   Age                Position
     ----                   ---                --------

Bob J. Sudderth              56            Chairman, Director (1)

Irwin Schneidmill            42            CEO, President, Chief
                                             Financial Officer and
                                             Director (2)

Andrew L. Jaloza             37            Director

James P. Lofland             45            Director

Roddy L. Munyon              -             Director (3)

Richard T. Sudderth          -             Director (4)

Edward J. Lerma              -             Director and Secretary (5)

       (1) Bob J. Sudderth resigned as Chairman and Director of the Company effective August 1, 1995.
       (2) Mr. Schneidmill was elected President, CEO, Chief Financial Officer, and a Director of the Company on August 1, 1995.
       (3) Mr. Munyon resigned as Director of the Company effective September 28, 1995.
       (4) Mr. Richard Sudderth resigned as Director of the Company effective June 23, 1995.
       (5) Mr. Lerma resigned as Director and Secretary of the Company effective August 1, 1995.

         Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Directors do not receive remuneration for their services as such, but may be reimbursed for expenses incurred in connection therewith, such as the cost of travel to Board meetings. Officers serve at the pleasure of the Board of Directors until their successors have been elected and have qualified.

                 Bob J. Sudderth   At June 30, 1995 Mr. Sudderth served as
Chairman of the Board and had been the president and Treasurer of the Company until August 1, 1995. Mr. Sudderth has been active in the industrial valve business since 1966, having worked in valve sales and service, and related businesses in Oklahoma, Texas, California, New Jersey and Canada. During the 1970's and 1980's he was active as an officer in unrelated companies engaged in the business of industrial equipment supplies, oil and gas development and production, and real estate development. From 1988 to 1990 he spent full time on personal investments, primarily on real estate projects which were operated by unrelated third parties. In January, 1990, he filed a personal voluntary Chapter 7 petition in US Bankruptcy Court for the Northern District of Texas, Dallas Division. The Case was discharged on April 14, 1992. In late 1990, Mr. Sudderth founded and operated Valves International in northeastern Oklahoma and later incorporated it in that state. Valves International, Inc. had been a wholly owned subsidiary of the Company. Following a growing volume of business with customers and suppliers in the Texas Gulf Coast area, he acquired the industrial valve shop and office facility at 4807 Clinton Drive in Houston in May, 1992, and changed the name to Central Valve Services, Inc. From that company, Alloy Valve International, Inc. was formed in October, 1992 as a separate corporation to perform both domestic and international sales and marketing functions for valve inventory at all company locations. CVS and AVI had both been wholly owned subsidiaries of the Company. In July 1995, Mr. Sudderth became the President and Chief Executive Officer and Director of Turkey DeLite International, Inc. ("Turkey DeLite") (a.k.a. ATCO Corporation), which he has represented to the Company as being a publicly traded company which trades on the "Pink Sheets". On August 1, 1995, Turkey DeLite purchased substantially all of the valve businesses from the Company. See "Certain Relationships and Related Transactions". On August 1, 1995, Mr. Sudderth resigned as Chairman of the Board of the Company and no longer holds any positions with the Company.

                 Irwin Schneidmill has been the President, Chief Executive Officer and the Director of the Company since August 1, 1995. From January 1991 to July 1993, Mr. Schneidmill had been a partner at Cataino & Schneidmill, CPAs, a public accounting firm. From July 1993 to October 1994, Mr. Schneidmill had been the sole stockholder of Irwin Schneidmill, P.C., a public accounting firm. Mr. Schneidmill formed Success Direct, Inc., a New Jersey corporation in October 1995 and remains as the President of that Company. See "Certain Relationships and Related Transactions".

                 Andrew L. Jaloza became a director of the Company in November 1995. For the last five years Mr. Jaloza has been a practicing attorney in New York City. Mr. Jaloza is the sole shareholder of Nexim Corp., a corporation that the Company had executed a letter of intent to purchase in September 1995. See "Certain Relationships and Related Transactions".

                 James P. Lofland has been a director of the Company since November of 1995. For the last five years he has owned and operated Lofland's Restaurant in New York City.

                 Roddy Munyon has been a director of the Company since June of
1995.   Mr. Munyon is an owner and operator of an industrial lumber company located in New Jersey.

                 Edward Lerma   Mr. Lerma was an employee of one of the
subsidiaries and has a background in the industrial valve business.

                 Richard T. Sudderth   Mr. Sudderth was an employee of one of
the subsidiaries and has a background in the industrial valve business.

Item 10.  Executive Compensation

        Neither the Company nor its subsidiaries paid a salary to any of its officers for the twelve month period June 30, 1994 ending June 30, 1995. Mr. Irwin Schneidmill became the President and Chief Executive Officer of the Company in August, 1995 at an annual salary of $140,000 per annum. In consideration of his employment by the Company Mr. Schneidmill also received and beneficially owns 1,000,000 options of the Company which are immediately exercisable at $.20 per share pursuant to a Stock Option Certificate and Agreement dated September 15, 1995. The options expire in September 1998. In addition, the Company pays $570 per month for the lease on Mr. Schneidmill's car plus automobile insurance. Mr. Schneidmill also participates in the Company's group health insurance plan.

        The following table discloses for the fiscal years ended December 31, 1993, 1994, and 1995, individual compensation information relating to the chief executive officer of the Company and the executive officers of the company who earned in excess of $100,000 during 1995 (the "Named Executive Officers").

                                       Summary Compensation Table
                                       --------------------------

                                      Annual Compensation                             Long Term Compensation
Name and                    Salary    Bonus    Other Annual   Restricted       Option      LTIP        All Other
Principal Position                             Compensation   Stock Awards     /SARS       Payouts     Compensation
                           ($)/(1)    ($)      ($)            ($)              ($)         ($)
Irwin Schneidmill
Chief Executive Officer &
President (2)
   1995                     45,000        0          -              0               0            0            0
   1994                          0        0          0              0               0            0            0
   1993                          0        0          0              0               0            0            0
Bob J. Sudderth
Chairman of
the Board, President,
Treasurer
   1995                          0        0          0              0               0            0            0
   1994                          0        0          0              0               0            0            0
   1993                          0        0          0              0               0            0            0

(1) Mr. Schneidmill received no compensation or other benefits from the Company during fiscal years 1993, 1994 and 1995. The amounts reported above for fiscal year 1995 were paid to Mr. Schneidmill by Success Direct, Inc. which is currently a wholly owned subsidiary of the Company, but during 1993, 1994 and 1995 was owned by a corporation not related to the Company. However, because the financial results of the Company have been consolidated with those of Success Direct, Inc. retroactively to July 1994 by reason of common ownership, compensation and other benefits paid to Mr. Schneidmill by Success Direct, Inc. have been included in the above table.

(2) Mr. Schneidmill became President and Chief Executive Officer of the Company in August, 1995.

(3) Mr. Sudderth served as Chairman of the Board, President and Treasurer until August 1, 1995.

Employment and Consulting Agreements

         Mr. Schneidmill has entered into a five-year employment agreement dated March 1, 1996 with the Company to act as President and Chief Executive Officer; which provides for an initial annual base salary of $140,000. Mr. Schneidmill shall also be entitled to bonuses based on increased sales and earnings of the operating entity. Mr. Schneidmill will be entitled to an annual cash bonus in each year of the term of the agreement equal to 2% of Remarkable's gross sales in excess of $1,500,000, plus 3% of gross sales in excess of $2,500,000, payable on a quarterly basis (such gross sales as determined by the Company's independent auditors at the end of each sales quarter). These quarterly bonuses will not be paid in any period in which Remarkable does not have pre-tax income equal to or greater than pre-tax profits for the same period of the preceding year. Moreover, the agreement provides that bonuses will be paid only according to the Company's cash flow needs. Mr. Schneidmill also has agreed to defer portions of his base salary to assist the Company in meetings its cash flow needs and to support its capital expenditures, if he, in his sole discretion, deems it appropriate. If a bonus is paid in any quarter, and the Company determines at the end of any fiscal year that as bonus was earned on an annual basis, Mr. Schneidmill's annual compensation will be decreased to recoup any bonus amounts paid but not earned.

        Under the employment agreement, Mr. Schneidmill also receives disability insurance, hospitalization, major medical, vacation and other employee benefits, reimbursement of reasonable business expenses incurred on behalf of the Company, and use of Company-owned vehicles.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of October 1, 1995, the record and beneficial ownership of Common Stock of the Company by each officer and director, all officers and directors as a group, and each person known to the Company to own beneficially or of record five percent or more of the outstanding shares of the
Company:


                               Number of                       Percentage
                               Shares Owned                    of Shares
Name and Address               Beneficially(1)(2)              Outstanding
----------------               ------------------              -----------

Irwin Schneidmill              1,415,000                          9.9%
20 Roble Road
Suffern, NY 10901

Bob J. Sudderth(3)               952,000                          6.66%
P.O Box 32
Nowata, OK  74448

Re-Prod, Inc.                    750,000                          5.24%
245 Pegasus Avenue
Northvale, NJ  07647

Jacob Lahav                      750,000                          5.24%
20 Deerkill Road
Hohokus, NJ 07423

Officers and directors         2,367,500                         16.56%
as a group (2 persons)(2)**

---------------------

** Unless otherwise specified, the address of each named person is c/o 382 Route 59, Section 310, Monsey, NY 10952.

(1) Shares of Common Stock which are not outstanding but which a person has the right to acquire within sixty days pursuant to outstanding options are deemed outstanding for the purpose of computing such person's ownership of Common Stock owned by such person, but are not deemed to be outstanding for the purpose of computing number of shares or the percentage of Common Stock owned by any other person.

(2) Does not include 278,153 of Preferred Stock of the Company which is currently exercisable into Common Stock.

(3) Includes 125,000 shares owned by Joyce Sudderth, the wife of Bob J. Sudderth.

(4) By virtue of his positions as Chief Executive Officer and President of Re-Prod, Inc., as well as a 100% owner of Re-Prod, Inc., Mr. Lahav may be deemed to have voting and investment power with respect to, and therefore may be deemed beneficial owner of, Re-Prod Inc's ownership of the Company.

Item 12.  Certain Relationships and Related Transactions

         On August 29, 1995 the Company purchased, as of July 1, 1995, all of the issued and outstanding common stock of Success Direct, Inc., a mail order business products company ("Success"). The principal stockholder of Success, Mr. Irwin Schneidmill, who owned 41.5% of Success, had become the President and Chief Executive Officer of the Company on August 1, 1995.

         Simultaneously with the acquisition of Success, Success assigned to the Company its agreement to purchase certain business assets from Re-Prod, Inc., including the name Remarkable Products, and the Company consummated the transaction with Re-Prod, Inc. The assets purchased from Re-Prod, Inc. are related to the direct mail industry.

         In connection with this acquisition, the Company paid to Mr. Schneidmill 415,000 shares of the restricted common stock of the Company. Additionally, in connection with the acquisition of certain assets of Re-Prod, Inc., Mr. Schneidmill and Mr. John Formicola, a stockholder of the Company, have personally guaranteed the payment by the Company of a $250,000 promissory note payable to Re-Prod, Inc. This note bears interest at 9% per annum and is to be paid monthly by the Company in varying amounts by applying the income received from renting its mailing list on a monthly basis. On November 20, 1995, the Company contended the principal amount remaining under the note amounted to $210,127,53.

         As part of the consideration for the acquisition, Re-Prod, Inc., also received 750,000 shares of the restricted common stock of the Company. 375,000 of such 750,000 were personally guaranteed by Mr. Schneidmill to have a market value of $393,750 ($1.05 per share) on January 1, 1996. The value of the common stock at February 1, 1996 was approximately $78,750. The Company, Mr. Schneidmill, and Mr. Formicola personally, have also executed a "Put Option Agreement", whereby Re-Prod, Inc. can put these 375,000 shares to the Company as of January 1, 1996 and demand payment of $393,750. Such demand was made on January 31, 1996. Furthermore, Mr. Schneidmill and Mr. Formicola have guaranteed that the remaining 375,000 shares of the Company's common stock held by Re-Prod, Inc. will have a market value of $412,500 on July 1, 1996. The shares having a guaranteed value at July 1, 1996 are subject to an identical Put Option Agreement.

         The Company, together with Mr. Schneidmill and Mr. Formicola have contended that the assets purchased from Re-Prod, Inc. were not as represented in the purchase agreement and are seeking to renegotiate the consideration paid for those assets, including their personal guarantees. See "Litigation". The Company has agreed to indemnify Mr. Schneidmill and Mr. Formicola against any liability resulting from these guarantees.

         Mr. Schneidmill is the lessee of 2,850 square feet of office space at 345 Kinderkamack Road in Westwood, New Jersey. The annual rent for such space is $51,300. Mr. Schneidmill has sublet a portion of this space to the Company at a monthly rent of $1,637. Although, as of December 1995, the Company has moved substantially all of its operations to Monsey, New York and is not currently utilizing the Westwood, New Jersey space, it will paying its rent under the sub-lease until April 1, 1996 when another sub-tenant will take over the space. In addition, a portion of this space is sublet to Performance Capital

Corporation, a financial consulting firm owned by Mr. John Formicola, a shareholder of the Company, for

$500 per month. In return for consulting services and certain loans made to the Company by Performance Capital Corporation, the Company has paid this $500 per month since December 1995.

         Performance Capital Corporation which is owned by Mr. John Formicola had lent Success $250,000 prior to its acquisition by the Company in the form of five promissory notes in the amount of $50,000 each dated December 15, 1994 and January 15, February 15, March 15 and April 15, 1995. Each bearing interest at the rate of 10% per annum. Performance Capital Corporation had owned 41.5% of Success at that time. The Company assumed that debt upon the acquisition of Success and paid to Performance Capital Corporation 415,000 shares of common stock of the Company. The terms of that debt are as follows: all interest is to accrue through 1995 and payments on interest are to commence February 1, 1996 and accrued interest shall be paid in six equal monthly installments. Payments on principal are to commence February 1, 1997 and shall be paid monthly, together with interest, for 60 months. Subsequent to the acquisition of Success by the Company, Mr. Formicola and or Performance Capital have lent the Company an aggregate of approximately $205,000 for working capital purposes. This $205,000 is subject to an 11% demand promissory note date August 1, 1995.

         On August 31, 1995, the Company entered into a purchase agreement whereby it sold all of its wholly owned subsidiaries with the exception of U.S. Powder Coatings, Inc. to Turkey DeLite International, Inc. (d/b/a ATCO Corporation) ("Purchaser" or "Turkey DeLite") for $1,900,000 in cash, promissory notes and common stock. Turkey DeLite's principal executive officer, Mr. Bob J. Sudderth, is also the Chairman of the Board of Directors of the Company. The subsidiaries referred to herein include Valves International, Inc., Central Valve Services, Inc., Alloy Valve International, Inc. and Gulf Coast Powder Coatings, Inc. The sales price consisted of a combination of 1,550,000 shares of common stock of the Purchaser, issuance of a $150,000 promissory note and the payment of $200,000 contingent upon the successful completion of a stock offering by the Purchaser. Currently, the Company's largest asset is its shareholdings of Turkey DeLite.

         Mr. Sudderth had sold certain equipment and facilities to Central Valve Services, Inc., which had been a subsidiary of the Company at the time of such sale. Mr. Sudderth is owed approximately $600,000 from Central Valve Services, Inc. as a result of such sale. The Company is not liable for such debt.

         In September 1995, the Company executed a letter of intent to purchase all of the issued and outstanding stock of Nexim, a 100% of which is owned by Andrew Jaloza who became a director of the Company in January 1996. Upon the execution of the letter of intent, the Company paid to Mr. Jaloza $100,000 as a down payment for the purchase of Nexim. Nexim owns a technology known as Medphone, a medical devise product, to which the Company has invested approximately $33,000 toward its development. The Company has committed to investing an additional $30,000 for the development of the Medphone technology through June 1996 at which tie it will reevaluate the acquisition of Nexim.


         Richard Greene, the Company's former President and legal counsel received 100,000 shares of the Company's common stock in full payment of legal services previously rendered to the Company. These shares were registered for Mr. Greene pursuant to a Form S-8 filed with the Securities and Exchange Commission on September 18, 1995, and Mr. Greene has since disposed of the shares.

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K

         (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-B).

         Exhibit
         Numbers         Description
         -------         -----------
*        3(a)   -        Certificate of Incorporation of the Company
*        3(b)   -        Bylaws of the Company
**       4(a)   -        Form of Common Stock Certificate

**       10(a)  -        Purchase Agreement between the Company and Gulf Coast
                         Powder Coatings, Inc., and ATCO Corporation for the purchase of Gulf Coast Powder Coatings, Inc. by ATCO
                         Corporation dated August 31, 1995.

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

***      10(h)  -        Employment Agreement between Irwin Schneidmill and the
                         Company dated March 1, 1996.

***      10(i)  -        Supply contracts between the Company and V.W. Eimicke,
                         Ltd. each dated September 6th, 1990.

***      10(j)  -        Indemnity Agreement between the Company and Irwin
                         Schneidmill and J John Formicola, indemnifying them against liabilities arising from the acquisition of assets of Re-Prod, Inc.

                -        Subsidiaries of the Company

         10(k)  -        Stock Option Certificate and Agreement between the
                         Company and Irwin Schneidmill dated September 15, 1995.

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

                                        CELESTIAL VENTURES CORPORATION

                                        By: /s/IRWIN SCHNEIDMILL
                                            --------------------
                                        Irwin Schneidmill
                                        President, Chief Executive, and
                                        Financial Officer and a Director
Dated: April 4, 1997

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

Name                               Title                            Date

/s/ Irwin Schneidmill      President Chief Executive            April 4, 1997
----------------------     and Financial Officer, and
Irwin Schneidmill          a Director (Principal
                           Executive and Financial Officer)

/s/Robert Trause           Director                             April 4, 1997
----------------
Robert Trause

/s/Mark Wolchock           Director                             April 4, 1997
----------------
Mark Wolchock

            CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                     AUDITED FINANCIAL STATEMENTS
                    JUNE 30, 1995 and OCTOBER 1994

                           TABLE OF CONTENTS

                                                               Page
                                                               ----
Report of Certified Public Accountants
    on the Financial Statements                                 F1

Financial Statements

     Consolidated Balance Sheets                                F2
     Consolidated Statements of Operations                      F3
     Consolidated Statements of Stockholders' Equity            F4
     Consolidated Statements of Cash Flows                      F5

Notes to Consolidated Financial Statements                   F6-10

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Celestial Ventures Corporation and
Subsidiaries:

We have audited the accompanying consolidated balance sheets of Celestial Ventures Corporation and Subsidiaries as of June 30, 1995 and October 31, 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for the eight months ended June 30, 1995 (Note 1) and the year ended October 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Celestial Ventures Corporation and Subsidiaries as of June 30, 1995 and October 31, 1994 and the results of its operations for the periods ended June 30, 1995 and October 31, 1994 in conformity with generally accepted accounting principles.

Coral Springs, Florida
February 14, 1996


See notes to financial statements.

CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheet
June 30, 1995
-------------------------------------------------------------------------------

Assets
     Current Assets
       Cash and cash equivalents                                    $    3,562
       Deposit                                                          25,000
                                                                    ----------
                                                                        28,562
     Other Asset
       Deposit                                                           4,210
                                                                    ----------
           Total Assets                                             $   32,772
                                                                    ==========
Liabilities and Shareholders' (Deficit)
     Current Liabilities
       Accounts payable                                             $   54,522

     Other Liabilities
       Net liabilities of discontinued operations                      278,540
                                                                    ----------
             Total Liabilities                                         333,062
                                                                    ----------
     Shareholders' (Deficit)
       Convertible Preferred stock - $.001 par value; authorized
         500,000,000 shares, issued and outstanding 889,426
         shares                                                            889
       Common stock - $.001 par value; authorized 500,000,000
         shares, issued and outstanding 9,905,865 shares                 9,906
       Additional paid-in capital                                    4,156,201
       Accumulated (deficit)                                        (4,467,286)
                                                                    ----------

             Total Shareholders' (Deficit)                            (300,290)
                                                                    ----------

     Total Liabilities and Shareholders' (Deficit)                  $   32,772
                                                                    ==========

See notes to financial statements.

CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Accumulated (Deficit)
-------------------------------------------------------------------------------

                                                              For the                   For the
                                                         Eight Months Ended           Year Ended
                                                           June 30, 1995           October 31, 1994
                                                         -------------------------------------------
Sales                                                          $           -          $            -

Cost of Sales                                                              -                       -
                                                               -------------          --------------

Gross Profit                                                               -                       -

Operating Expenses
   General and administrative expenses                               122,611                        -
                                                               -------------           --------------
(Loss) from Continuing Operations                                   (122,611)                       -
                                                               -------------           --------------
Discontinued Operations
   (Loss) from operations of discontinued
     subsidiaries - net of taxes                                    (959,233)              (1,603,038)

   (Loss) on disposal of subsidiaries - net of taxes              (1,498,410)                       -

   Forgiveness of debt related to discontinued
     operations - net of taxes                                            -                   170,000
                                                               -------------           --------------

                                                                  (2,457,643)              (1,433,038)
                                                               -------------           --------------

Net (Loss)                                                        (2,580,254)              (1,433,038)

Accumulated (Deficit) - beginning of period                       (1,887,032)                (453,994)
                                                               -------------           --------------

Accumulated (Deficit) - end of period                          $  (4,467,286)          $   (1,887,032)
                                                               =============           ==============

Weighted Average Common Shares Outstanding                         8,570,250                5,751,945
                                                               =============           ==============
Loss Per Share                                                 $         .30           $          .25
                                                               =============           ==============

See notes to financial statements.

CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders' (Deficit)
For the Year Ended October 31, 1994 and the Eight Months Ended June 30, 1995
-------------------------------------------------------------------------------

                                 Convertible
                                 Preferred Stock                Common Stock           Additional
                                 -----------------------   ----------------------        Paid-In       Accumulated
                                    Shares        Amount      Shares       Amount        Capital        (Deficit)         Total
                                 --------------------------------------------------------------------------------------------------
Balance - October 31, 1993         1,863,426     $ 1,863     3,734,865   $   3,735   $  2,533,625    $    (453,994)  $   2,085,229
   Stock issued (redeemed)          (974,000)       (974)    4,033,995       4,034      1,175,887               -        1,178,947
   Net (loss)                              -           -             -           -              -       (1,433,038)     (1,433,038)
                                 -----------     -------   -----------   ----------  ------------    -------------   -------------

Balance - October 31, 1994           889,426         889     7,768,860       7,769      3,709,512       (1,887,032)      1,831,138
   Common stock issued                     -           -     2,137,005       2,137        446,689                -         448,826
   Net (loss)                              -           -             -           -              -       (2,580,254)     (2,580,254)
                                 -----------     -------   -----------   ---------   ------------    -------------   -------------

Balance - June 30, 1995              889,426     $   889     9,905,865   $   9,906   $  4,156,201    $  (4,467,286)  $    (300,290)
                                 ===========     =======   ===========   =========   ============    =============   =============

See notes to financial statements.

CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                     For the         For the
                                                   Eight Months     Year Ended
                                                  Ended June 30,    October 31,
                                                       1995            1994
--------------------------------------------------------------------------------
Cash Flows from Operating Activities
   Net (loss)                                      $ (2,580,254)   $ (1,433,038)
   Adjustments to reconcile net (loss) to net
     cash (used in) operating activities:
       Loss on sale of subsidiaries                   1,498,410              --
       Loss from discontinued operations                959,233       1,603,038
       Forgiveness of debt related to discontinued
         operations                                          --        (170,000)
       Increase in accounts payable                      18,694              --
                                                   ------------     -----------

   Net cash used in continuing operations              (103,917)             --
   Net cash used in discontinued operations            (325,886)     (1,221,832)
                                                   ------------     -----------
                                                       (429,803)     (1,221,832)
                                                   ------------     -----------
Cash Flows from Financing Activities
   Issuance of common stock                             448,826       1,178,947
                                                   ------------     -----------
Cash Flows from Investing Activities
   Deposits advanced                                    (29,210)             --
                                                   ------------     -----------

Net (Decrease) in Cash                                  (10,187)        (42,885)

Cash and Cash Equivalents - beginning of period          13,749          56,634
                                                   ------------     -----------
Cash and Cash Equivalents - end of period          $      3,562     $    13,749
                                                   ============     ===========

See notes to financial statements.

CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 1995 and October 31, 1994
-------------------------------------------------------------------------------

1 -    Business and Summary of Significant Accounting Policies

       Celestial Ventures Corporation ("CVC") was organized under the laws of the State of Nevada on January 28, 1987. CVC's activities consist of ownership of various diversified businesses. On May 1, 1995, CVC sold its businesses which were involved in the sales and repair of industrial valves, and application of powder coatings onto industrial materials. CVC subsequently purchased a wholly-owned subsidiary on July 1, 1995, Success Direct Inc., which is in the business of Business to Business direct mail marketing. Effective June 30, 1995, CVC changed its year-end from October to June.

       Significant accounting policies follow:

       a. Principles of Consolidation - The consolidated financial statements include the accounts of CVC and its subsidiaries (the "Company") after elimination of intercompany accounts and transactions. Investments in affiliated companies are accounted for using the equity method.

       b. Income Taxes - Current income taxes are based on the taxable income for the year, as measured by the current year's tax returns. Deferred income taxes arise primarily due to various temporary differences between financial and income tax reporting. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

       c. Earnings Per Share - Computed by dividing the net loss by the weighted average number of shares outstanding during the year. Common stock equivalents have not been included in the earnings-per-share computation because of their anti-dilutive effect.

       d. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
           Actual results could differ from those estimates.

2 -    Income Taxes

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting and the amounts recognized for income tax purposes. The significant components of deferred tax assets, as of June 30, 1995, are as follows:

            Assets

              Net operating loss carryforwards         $ 374,000
              Other                                        1,000
                                                       ---------
                                                         375,000
              Less:  Valuation allowance                 375,000
                                                       ---------
                                                       $      --
                                                       =========

       The net deferred tax asset is fully offset by a valuation allowance due to uncertainties surrounding the ultimate realization of those assets. At June 30, 1995, approximately $1,100,000 of net operating loss carryforwards, which expire in various periods through 2010, are available to offset future taxable income.

3 -    Discontinued Operations and Sale of Subsidiaries

       During the period November 1, 1994 through June 30, 1995, and the year ended October 31, 1994, the Company's discontinued operations consisted of the following:

                       Gulf Coast           Valves                U.S.       Celestial
                         Powder         International, Inc.     Powder        Realty
                       Coatings, Inc.    and Subsidiaries    Coaters, Inc.   Group, Inc.        Total
                       ---------------------------------------------------------------------------------
       1995
         Sales          $  158,311        $    416,952        $        --    $        --    $     575,263
         Expenses          153,347             921,957            459,192             --        1,534,496
                        ----------        ------------        -----------    -----------    -------------
                        $    4,964        $   (505,005)       $  (459,192)   $        --    $    (959,233)
                        ==========        ============        ===========    ===========    =============

       1994
         Sales          $  211,464        $  2,043,339        $   164,700    $        --    $   2,419,503
         Expenses          282,268           2,620,061            918,337        201,875        4,022,541
                        ----------        ------------        -----------    -----------    -------------
                        $  (70,804)       $   (576,722)       $  (753,637)   $  (201,875)   $  (1,603,038)
                        ==========        ============        ===========    ===========    =============

       Effective June, 1994, the Company ceased operations of U.S. Powder Coaters, Inc. ("USPC"). USPC's principal business consisted of treating and coating metal and non-metal materials. As part of the shut-down, the Company wrote off $385,000 of equipment and negotiated a 50% reduction in debt totaling $170,000. During the eight months ended June 30, 1995, the Company wrote down $459,192 relating to its production equipment which was deemed worthless. As of the balance sheet date, the Company has no plans to dispose of the entity.

       In addition, effective May 1, 1995, the Company discontinued the operations comprising its valve manufacturing and coating businesses. In connection therewith, the Company sold all its wholly-owned subsidiaries with the exception of USPC to Turkey Delite, Inc. for promissory notes and common stock. The subsidiaries consisted of Valves International, Inc. and Subsidiaries, (Central Valve Services, Inc. and Alloy Valve International, Inc.) and Gulf Coast Powder Coatings, Inc.

       The market for Turkey Delite, Inc.'s common stock is thinly traded and its market is maintained by one market maker. Additionally, a shareholder and chief executive officer of Turkey Delite, Inc. was a shareholder and chief executive officer of the Company as of the effective date.

       After consummating this transaction, management determined that the ultimate realization of the promissory notes and common stock is uncertain and has fully reserved against these assets. Consequently, the Company incurred a loss on the disposal of these subsidiaries of $1,498,410.

       Since there are uncertainties surrounding the ultimate realization of any deferred tax assets, the tax benefits from the losses from discontinued operations and disposal of subsidiaries have been offset by valuation allowances resulting in no net tax benefit from these losses.

       Net liabilities of discontinued operations are as follows:

                  Assets                        $     5,700
                  Note Payable                     (170,000)
                  Other Liabilities                (114,240)
                                                 ----------
                                                 $ (278,540)
                                                 ==========

       The note payable represents the renegotiated balance due to R.M. Engineering on a note related to the acquisition of USPC's equipment. The note bears interest at 4%, and is secured by the equipment.

       During 1994, the Company wrote off its remaining investment of $201,875 in a real estate joint venture through its wholly-owned subsidiary, Celestial Realty Group, Inc.

4 -    Subsequent Events

       a.  Acquisitions:

           Effective July 1, 1995, the Company consummated a business combination with Success Direct, Inc. which was accounted for as a reverse acquisition. (A reverse acquisition is equivalent to the issuance of stock by Success Direct, Inc. for the net monetary assets of the Company accompanied by a recapitalization. The accounting is similar to that of a pooling of interests, in that the historical cost basis of the purchased entity is used and no goodwill is recorded.) The acquisition consisted of the Company's issuance of 66,667 shares of restricted common stock (with a par value of $.015), in exchange for the outstanding shares of Success Direct, Inc.

           The summarized assets and liabilities of the separate companies on July 1, 1995, the date of acquisition, were as follows:

                                                                    Acquired
                                                     Company        Company
                                                     ------------------------
                 Current Assets                      $  28,562      $  65,891
                 Property and Equipment - net               --         24,681
                 Other Assets                            4,210          5,992
                                                     ---------      ---------
                       Total Assets                     32,772         96,564
                                                     ---------      ---------

                 Current Liabilities                    54,522        110,808
                 Long-Term Liabilities                 278,540        268,816
                                                     ---------      ---------
                       Total Liabilities               333,062        379,624
                                                     ---------      ---------
                 Total Assets and Liabilities        $(300,290)     $(283,060)
                                                     =========      =========

           In connection with the acquisition of Success Direct, Inc. above, the Company was assigned a contract to purchase certain assets of Re-Prod, Inc. This acquisition, effective July 1, 1995, was accounted for as a purchase. The purchase price of $1,315,000 was allocated among the assets as follows:

                 Accounts Receivable                   $  107,000
                 Inventory                                208,000
                 Customer List                            850,000
                 Trademarks                               100,000
                 Telephone Numbers                         50,000
                                                       ----------
                                                       $1,315,000
                                                       ==========

           The intangibles (customer list, trademarks, and telephone numbers) will be amortized over their estimated useful lives of 15 years. The purchase price was paid as follows:

                 Cash                                  $  315,000
                 Note Payable                             250,000
                 Redeemable Common Stock                  750,000
                                                       ----------
                                                       $1,315,000
                                                       ==========

           The note bears interest, payable monthly, at 9% per annum on the unpaid balance. Monthly payments of principal are also required, equaling the greater of net list rental income or $10,000. Two of the Company's shareholders have personally guaranteed the payment of this note.

           The Company issued 750,000 shares of stock valued at $1.00 per share. The Company has guaranteed, through the issuance of put options, the value of the common stock to be $1.05 per share by January 1, 1996 and $1.10 per share by July 1, 1996.

           On February 21, 1996, the Company initiated a lawsuit against Re-Prod, Inc., in Federal Court in the Southern District of New York, White Plains, claiming a misrepresentation of the value of the assets acquired. The Company stopped payments on the note payable and has not honored the put options.

       b.  Reverse Stock Split

           On May 3, 1996, the Company effected a 1-for-15 reverse stock split. These financial statements do not reflect this reverse stock split.