Form 10QSB/A
period 1995-09-30
CELESTIAL VENTURES CORP
filed 1997-04-10
CIK 811639

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               AMENDMENT NO. 1 TO
                                 FORM 10-QSB/A
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: September 30, 1995.
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
         For the transition period from _______ to ______.
         Commission file number 33-12613-NY

                         CELESTIAL VENTURES CORPORATION
       (Exact name of Small Business Issuer as specified in its charter)

            NEVADA                                           22-2814206
-------------------------------                         ----------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                         Identification Number)

               382 Route 59, Section 310, Monsey, New York 10952
               -------------------------------------------------
                    (Address of principal executive offices)

                                 (914) 369-0132
                ------------------------------------------------
                (Issuer's telephone number, including area code)


        ---------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Check whether the issuer has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                          X  Yes       No
                                                          -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding for each of the issuer's classes of common equity, as of the latest practicable date:

         Number of shares of Common Stock outstanding as of October 3, 1995:
12,385,878.


         Transitional Small Business Disclosure Format (check one)

         Yes       No  X
            -----    -----

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                Celestial Ventures Corporation and Subsidiaries
                     Condensed Consolidated Balance Sheets

                                                              September 30,
                                                                  1995
                                                               -----------
         Assets

Current Assets
     Cash and Cash Equivalents                                 $        83
     Accounts Receivable                                           137,479
     List Rental Receivable                                         31,713
     Inventory                                                     255,781
     Prepaid Expenses and Sundry Receivables                       241,039
                                                               -----------
          Total Current Assets                                     666,095
                                                               -----------

Property, Plant and Equipment                                       32,440
     Less: Accumulated Depreciation                                 (4,360)
                                                               -----------
               Net Property, Plant and Equipment                    28,080
                                                               -----------

Other Assets

     Intangible Assets (Net)                                       983,333
     Security Deposits                                               3,356
                                                               -----------
          Total Other Assets                                       986,689
                                                               -----------

  Total Assets                                                 $ 1,680,864
                                                               ===========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                                  September 30,
                                                                        1995
                                                                   -----------
     Liabilities and Shareholders' Equity (Deficit)

Current Liabilities
     Accounts Payable                                              $   132,012
     Accrued Expenses and Sundry Liabilities                            42,189
     Notes Payable                                                     573,502
                                                                   -----------
       Total Current Liabilities                                       747,703
                                                                   -----------

Long-Term Liabilities
     Notes Payable                                                      98,201
     Loan Payable Officer                                               36,629
     Net liabilities of discontinued operations                        278,540
                                                                   -----------
       Total Long-Term Liabilities                                     413,370
                                                                   -----------

Total Liabilities                                                    1,161,073
                                                                   -----------

Redeemable Common Stock                                                768,750

Shareholders Equity:
     Preferred Stock                                                       278
     Common Stock                                                       11,636
     Additional Paid-In-Capital                                      4,515,041
     Accumulated Deficit                                            (4,775,914)
                                                                   -----------
        Total Shareholders' Equity (Deficit)                          (248,959)
                                                                   -----------

Total Liabilities and Shareholders' Equity (Deficit)               $ 1,680,864
                                                                   ===========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED

                                                   September 30,        September 30,
                                                       1995                 1994
                                                     ---------           -----------
Revenues

Sales                                                $ 215,758           $        --
                                                     ---------           -----------

Cost of Sales                                           32,980                    --
                                                     ---------           -----------
     Gross Profit                                      182,778                    --

Operating Expenses
General and Administrative Expenses                    207,889                    --
                                                     ---------           -----------

Net (Loss) Before Other Income (Deductions)            (25,111)                   --
                                                     ---------           -----------

Other Income (Deductions)
     Interest Expense                                  (18,750)
     Interest Income                                     9,293                    --
     Forgiveness of Debt                                 9,000                    --
                                                     ---------           -----------
           Total Other Income (Deductions)              18,293                    --
                                                     ---------           -----------

Discontinued operations
  (Loss) from operations of discontinued
  subsidiaries - net of taxes                               --           $  (369,522)
                                                                         -----------

Net (Loss)                                           $ (25,568)                   --
                                                     =========

Net (Loss) Per Share                                 $    (.01)          $      (.06)
                                                     =========           ===========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED

                                                                  September 30,
                                                                       1995
                                                                   -----------

Cash Flows from Operating Activities

Net (Loss)                                                         $   (25,568)
                                                                   -----------
     Adjustments to reconcile net income to net cash
     flows from operating activities:
     Depreciation                                                        4,360
     Amortization                                                       16,667
     Interest on redeemable common stock                                18,750
Changes in assets and liabilities:
Decrease (increase) in:
     Accounts receivable                                               (62,192)
     Inventories                                                       (47,781)
     Prepaid expenses                                                 (241,039)
     Security Deposits                                                  25,854
Increase (decrease) in:
     Accounts payable                                                   77,490
     Accrued expenses and sundry liabilities                            42,189
                                                                   -----------
       Total adjustments                                              (165,702)
                                                                   -----------
          Net cash used in operating activities                       (191,270)

Cash Flows From Investing Activities:
     Purchase of property & equipment                                  (32,440)
     Deficit of acquired company                                      (283,000)
     Purchase of assets from Re-Prod Inc                            (1,315,000)
                                                                   -----------
          Net cash used in investing activities                     (1,630,500)

Cash Flows From Financing Activities:
     Proceeds from loans                                               458,332
     Financing of purchase of Re-Prod Inc assets:
        Note Payable                                                   250,000
        Redeemable common stock                                        750,000
     Redemption of preferred stock                                        (611)
     Issuance of common stock                                          360,570
                                                                   -----------
          Net cash provided by financing activities                  1,818,291


Net increase (decrease) in cash                                         (3,479)

Cash and cash equivalents beginning of period                      $     3,562
                                                                   -----------
Cash and cash equivalents end of period                            $        83
                                                                   ===========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995

                 Celestial Ventures Corporation was organized under the laws of the State of Nevada on January 28, 1987. The Company's activities consist of ownership of various diversified businesses. These businesses are involved in "Business to Business" direct mail marketing and application of powder coating onto industrial materials. Effective June 30, 1995, the Company changed its year end from October 31 to June 30.

NOTE A:          Significant Accounting Policies:

              1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1995 is not necessarily indicative of the results that may be expected for the year ended June 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended June 30, 1995.

              2. The books and records are maintained on the accrual method of accounting.

              3. Inventories:
                 Inventories are stated at the lower of cost (first-in, first-out basis), or market.

              4. Investments are accounted for using the equity method of accounting.

              5. Property and Equipment:
                 Property and equipment are stated at cost less accumulated depreciation and amortization. The Company has depreciated and amortized its property and equipment primarily by the straight-line method over the estimated economic life of the assets for financial reporting purposes.

              6. Intangible Assets:
                 Intangible Assets are capitalized and are being amortized using the straight-line method over 15 years.

              7. The consolidated financial statements include accounts of its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

              8. Income Taxes:
                 The Company has adopted the Statement of Financial Accounting Standards 109. Statement 109 uses the assets and liability method, deferred taxes, assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

NOTE B:          Accounts Receivable:
                     Accounts Receivable is derived from sales in the ordinary course of business.

                     As of September 30, 1995, no allowance for doubtful accounts has been provided and all known bad debts have been written off.

NOTE C:          Inventories:
                     Inventories at September 30, 1995 are made up of finished goods, in the Company's warehouse.

NOTE D:          Property and Equipment:
                     Major classifications of property and equipment and their respective lives are summarized below:

                                                 September 30,   Depreciable
                                                      1995          Lives
                                                      ----          -----
                     Equipment                      $31,010       7-10 years
                     Furniture & fixtures             1,430          5 years
                                                    -------
                                  Total              32,440
                     Accumulated depreciation         4,360
                                                    -------
                                                    $28,080
                                                    =======

                     Depreciation expense totaled $1,622 for the three months ended September 30, 1995.

NOTE E:          Intangible Assets:

                     Intangible assets are made up of the following:

                                                   September 30,   Amortizable
                                                       1995           Lives

                                                       ----           -----
                     Customer list                     850,000       15 years
                     Trademarks                        100,000       15 years
                     Telephone numbers                  50,000       15 years
                                                    ----------
                            Total                   $1,000,000
                     Accumulated amortization           16,667
                                                    ----------
                            Net Intangible assets     $983,333
                                                    ==========

NOTE F:          Investment:
                     In August 1995, the Company sold all of its wholly-owned subsidiaries with the exception of U.S. Powder Coatings, Inc, to Turkey DeLite International, Inc. ("Turkey DeLite") for $1,900,000 in cash, promissory notes, and common stock accounting for 34% of the issued and outstanding stock of Turkey DeLite. Pursuant to the purchase agreement, this transaction was effective as of May 1, 1995.

                     The sales price consisted of a combination of 1,250,000 shares of restricted common stock of Turkey DeLite and additional 300,000 shares of restricted common stock of Turkey DeLite wherein the Company can cause said shares to be registered for public sale after one year from the effective date; an additional $200,000, of which $150,000 is represented by a short term note with interest at 8% per annum, and the balance of $50,000 is due in four quarterly installments of $12,500 at an interest rate of 8% per annum payable after payments of $150,000 short term note; a $150,000 promissory note due in the fifth year, with interest due quarterly at 8% per annum. In addition, 350,000 shares of Turkey DeLite's common stock will be held in escrow pending the payment of certain debts of the subsidiaries by Turkey DeLite which is the guarantor of the debts. The principles followed by the parties in determining the consideration were as follows: The subsidiaries were valued at book value and Turkey DeLite's shares were valued at the then current market value. The Company is required to account for its investment in Turkey DeLite using the equity method of accounting. The Company is required to adjust its investment in Turkey DeLite by 34% of the Income or Losses from the date of acquisition. As of September 30, 1995 the Company has not received complete financial data for Turkey DeLite and upon receipt of Turkey DeLite's financial information, the adjustment is not expected to have a material impact on these financial statements. (Notwithstanding the Company's reasonable requests for current financial information, it has not been able to obtain this information from the management of Turkey Delite, which is not affiliated with the Company or within its control.)

                     Turkey DeLite has represented to the Company that the market for Turkey DeLite's common stock is thinly traded and its market is maintained by one market maker. As of the date of acquisition, Turkey DeLite has represented to the Company that the market value of the 1,550,000 shares of Turkey DeLite was valued at $1 per share. Currently, the Company's largest asset is its shareholdings in Turkey DeLite.

                     A stockholder and former CEO of the Company is the current CEO and stockholder in Turkey DeLite.

NOTE G:          Effective July 1, 1995, Company consummated a business
                     combination with Success Direct, Inc. which was accounted for as a reverse acquisition. (A reverse acquisition is equivalent to the issuance of stock by Success Direct, Inc. for the net monetary assets of the Company accompanied by a recapitalization. The accounting is similar to that of a pooling of interests, in that the historical cost basis of the purchased entity is used and no goodwill is recorded.) The acquisition consisted of the Company's issuance of 66,667 shares of restricted common stock (with a par value of $.001), in exchange for the outstanding shares of Success Direct, Inc. Success's results from operations have been included in the Company's consolidated financial statements from the date of acquisition.

                     The summarized assets and liabilities of the separate companies on July 1, 1995, the date of acquisition, were as follows:

                                                                     Acquired
                                                         Company      Company
                                                         -------     --------
                     Current Assets                     $ 28,562     $ 65,891
                       Property and Equipment - Net            -       24,681
                       Other Assets                        4,210        5,992
                                                         --------     -------
                          Total Assets                    32,772       96,564
                                                         --------     -------

                     Current Liabilities                  54,552      110,808
                     Long-Term liabilities               278,540      268,816
                                                         -------      -------
                         Total Liabilities               333,062      379,624
                                                         -------      -------

                     Total Assets and Liabilities      $(300,290)   $(283,060)

                                                       =========    =========

                     Pro Forma Information as if Success Acquisition occurred July 1, 1994.

                     The following unaudited pro forma information is presented for the acquisition of Success as if the acquisition had occurred on July 1, 1994. The operating results for the period July 1, 1995 to September 30, 1995 are included in the Company's historical consolidated statement of operations for the three months ended September 30, 1995. The pro forma information does not purport to be indicative of the results that would have been attained if the operations had actually been combined during the periods presented and is not necessarily indicative of operating results to be expected in the future.

                                                         Three months ended
                                                         September 30, 1995
                                                         ------------------
                     Total Revenues                              $215,758
                     Net gain (loss)                             $(25,568)
                     Pro forma gain (loss) per share                $(.01)

                     Shares used in computing pro              12,385,878
                        forma net gain (loss) per share

NOTE H:          In connection with the acquisition of Success Direct, Inc.
                     above, the Company was assigned a contract to purchase certain assets of Re-Prod, Inc. This acquisition, effective July 1, 1995, was accounted for as a purchase. The purchase price of $1,315,000 was allocated among the assets as follows:

                     Accounts Receivable         $107,000
                     Inventory                    208,000
                     Customer List                850,000
                     Trademarks                   100,000
                     Telephone Numbers             50,000
                                               ----------
                                               $1,315,000

                     The intangibles (customer list, trademarks, and telephone numbers) will be amortized over their estimated useful lives of 15 years.

                     The purchase price was paid as follows:

                     Cash                                 $315,000

                     Note Payable                          250,000
                     Redeemable Common Stock               750,000
                                                        ----------
                                                        $1,315,000

                     The note bears interest, payable monthly, at 9% per annum on the unpaid balance. Monthly payments of principal are also required, equaling the greater of net list rental income or $10,000. Two of the Company's shareholders personally guaranteed the payment of this note.

                     The Company issued 750,000 shares of stock (pre-reverse split; or 50,000 shares, post-split) valued at $1.00 per share. The Company guaranteed, through the issuance of put options, the value of 375,000 shares (25,000 shares post-split) of the common stock to be $1.05 per share by January 1, 1996 and the value of the remaining 375,000 shares of the common stock to be $1.10 per share by July 1, 1996.

NOTE I:          Notes receivable:
                     The Company took back two notes and common stock as consideration for the sale of the Company's wholly-owned subsidiaries to Turkey DeLite. See Note F, "Investments".

                     The sales price consisted of a combination of 1,550,000 shares of common stock of Turkey DeLite, issuance of a $150,000 promissory note, and the payment of $200,000 contingent upon the successful completion of a stock offering by Turkey DeLite.

                     The note payable represents the renegotiated balance due to R.M. Engineering on a note related to the acquisition of USPC's equipment. The note bears interest at 4%, and is secured by the equipment.

NOTE J:          Note Payable-Short Term
                     The Company has an unsecured note payable in the original amount of $250,000, with interest payable at 10% per annum, payable in minimum monthly installments of $10,000 per month due December 31, 1999. As of September 30, 1995, the outstanding balance due on the note is $229,488.

NOTE K:          Long-term Debt:
                     Long-term debt is payable and secured as follows:

                     1.  Note payable in an original amount of
                         $202,000, due on demand, with interest at
                         10% per annum.                                $170,100
                     2.  Note payable in an original amount of

                         $340,000 with interest at 4% per annum.        170,000
                     3.  Note payable with an unsecured repayment
                         plan with interest at 10% per annum.           250,000
                     4.  Note payable in an original amount of
                         $24,495 payable in 60 monthly installments
                         of $567 including interest with a final
                         payment due December 30, 1999.                  22,115
                                                                       --------
                         Total                                          612,215
                             Less: Current maturities                   344,014
                                                                       --------
                         Total long-term Debt                          $268,201
                                                                       ========

                     The debt matures after September 30, 1995 and is due as follows:

                     1997                     $250,000
                     1998-after                118,201
                                              --------
                                              $268,201
                                              ========

NOTE L:          Related Party Transactions:
                     The Company has a loan payable to one of the officers in the amount of $10,750 payable on demand with interest payable at a rate of 6%. At September 30, 1995 no interest has been paid or accrued.

NOTE M:          At June 30, 1995, the Company had a net operating loss
                     carryforward in excess of $1,100,000. The carryforward will be available for the reduction of future Federal income tax provisions, the extent and timing of which are not determinable. Deferred income taxes include the tax impact of net operating loss carryforwards. Realization of these assets is contingent on future taxable earnings. In accordance with the provisions of SFAS No. 109, a valuation allowance of $380,000 at September 30, 1995 is deemed adequate for these and other items which are not considered probable of realization.

NOTE N:          Commitments and Contingencies:

                 Commitments:
                     The Company conducts its operations from facilities that are leased by its wholly owned subsidiary, Success Direct, Inc., under a four year lease ending December 30, 1998. The lease calls for monthly rent payments starting in November 1994 of $1,000.00 per month plus a pro-rata share of real property taxes. The Company also leases an automobile expiring June 1997 for monthly payments of $569.

                     Future Minimum Lease payments for operating leases at September 30, 1995 are:

                      Years ended                      Operating
                     September 30,                       Lease
                     -------------                       -----
                     1996                               $18,828
                     1997                                15,414
                     1998                                12,000
                                                        -------
                                                        $46,242
                                                        =======

NOTE O:          Earnings Per Share:
                     Primary earnings per share include the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 10,752,545 shares.

NOTE P:          Other Matters:
                     On May 29, 1989, the Company, through its wholly-owned subsidiary, Celestial Realty Group, Inc. entered into a joint venture agreement with Mystic Pines, Inc. for the purpose of developing and building single family homes. The Company contributed $525,000 for a 35% interest in the venture. In 1990, however, the Company and Mystic Pines initiated a lawsuit against B.F. Properties and Reserve Estates and other related parties and affiliates in order to recoup its investment. During 1994, the bank which had a security interest in the lands, foreclosed on the property and secured a choice in action. In effect, the Company had lost its security interest in the real property.

                     As of October 31, 1994, the investment of $525,000 has been written off the books of the Company as being uncollectable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The consolidated balance sheet as of September 30, 1995 and the consolidated statement of operations for the three months ended September 30, 1995 and 1994 have been derived from the unaudited financial records of the Company. These financial statements reflect all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position and results of operations for the period presented.


Financial Condition

The Company's financial condition changed substantially at September 30, 1995 compared to June 30, 1995. These changes occurred as a result of the purchase of Success Direct, Inc. ("Success") and certain assets of Re-Prod, Inc. ("Re-Prod"), effective July 1, 1995. Prior to the acquisition of Success and the assets of Re-Prod, the Company had no operating business since the disposition of its valve company businesses, effective May 1, 1995.

The purchase of Success and certain assets of Re-Prod resulted in an increase of current assets from $28,562 at June 30, 1995 to $666,095 at September 30, 1995 representing an increase of 2,212% or $637,533. Property, plant and equipment was increased from $0 at June 30, 1995 to $28,080 at September 30, 1995 representing a decrease of 100% or $28,080. Other assets increased from $4,210 at June 30, 1995 to $986,689 at September 30, 1995 representing an increase of 23,337% or $982,479. The Company experienced an increase in current liabilities from $54,522 at June 30, 1995 to $747,703 at September 30, 1995, representing an increase of 1,271% or $693,181. The Company also experienced an increase in long-term liabilities from $278,540 at June 30, 1995 to $413,370 at September 30, 1995 representing an increase of 48% or $134,830. Shareholders Equity increased from $(300,290) at June 30, 1995 to ($248,956) representing a decrease of 17% or $51,334.

Results of Operations

During the three month period ended September 30, 1995 the Company experienced a net loss of ($25,568) as compared to a net loss of ($369,522) for the three months ended September 30, 1994. The net loss of ($25,568) was on sales of $215,758. Cost of goods sold was $32,980 and operational expenses were $207,889. Other income of $18,293 was comprised of interest of $9,293 and forgiveness of debt of $9,000.

Prior to the acquisition of Success and the assets of Re-Prod, the Company had had no operating business since the disposition of its valve and powder coating company businesses. (During this period, its remaining powder coating subsidiary was inactive effective May 1, 1995.) As a result of the acquisition of Success and certain assets of Re-Prod, effective July 1, 1995, the Company's principal operating activity has been the direct marketing of "business to business" office products.

Effect of Inflation

The impact of inflation on the Company's financial condition and results of operations has not been significant.

Liquidity and Capital Resources

Cash used in operations for the three months ended September 30, 1995 was $191,270. The Company had $21,027 in depreciation and amortization expense which did not require cash outlay for the three months ended September 30, 1995.

The major use of funds in operations was an increase of prepaid expenses of $227,670, an increase of inventories of $207,564, and an increase in accounts receivable of $164,887.

During the three months ended September 30, 1995 the Company purchased the assets, net of liabilities assumed, of Success and certain assets of Re-Prod for 1,750,000 shares of common stock and $315,000 in cash. The balance of the proceeds of the private placement, approximately $300,000, was used for the acquisition of certain assets of Re-Prod as well as $100,000 to obtain an option to purchase Nexim Corp.

Upon the acquisition of Success, the Company assumed $250,000 of Success's aggregate principal indebtedness to Performance Capital Corporation at the rate of 10% per annum. Performance Capital has additionally lent the Company $205,000 which will be converted into common stock at the rate of $.15 per share.

The Company intends to satisfy its short term liquidity needs primarily through operating revenue and borrowing funds from private investors in exchange for promissory notes and warrants to purchase common stock at the market price on the day the warrants are granted. One of the Company's principal products are laminated federal law posters, which include the Federal Minimum Wage poster. With recent change in the Federal Minimum Wage, the Company anticipates considerable increases in sales which will fund its long term liquidity needs.


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

ITEM 5. OTHER INFORMATION.

          When used in this Annual Report on Form 10-KSB, the words "estimate", "project", "intend", "expect" and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors are described in detail elsewhere. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          Exhibits and Reports on Form 8-K

          (a) Exhibits (numbered in accordance with Item 601 of Regulation S-B).

          Exhibit
          Numbers          Description
          -------          -----------

 *        3(a)    -        Certificate of Incorporation of the Company
 *        3(b)    -        Bylaws of the Company
**        4(a)    -        Form of Common Stock Certificate

**        10(a)   -        Purchase Agreement between the Company and Gulf
                           Coast Powder Coatings, Inc., and Turkey DeLite
                           International, Inc. ("ATCO Corporation") for the purchase of Gulf Coast Powder Coatings, Inc. by ATCO
                           Corporation dated August 31, 1995.


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

**        10(e)   -        Purchase Agreement between the Company and Re-Prod,
                           Inc., for the purchase of certain assets of Re-Prod, Inc., dated August 31, 1995.

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

***       10(h)   -        Employment Agreement between Irwin Schneidmill and
                           the Company dated March 1, 1996.

***       10(i)   -        Supply contracts between the Company and V.W.
                           Eimicke, Ltd. each dated September 6, 1990.

***       10(j)   -        Indemnity Agreement between the Company and Irwin
                           Schneidmill and John Formicola, indemnifying them against liabilities arising from the acquisition of assets of Re-Prod, Inc.

***       10(k)   -        Stock Option Certificate and Agreement between the
                           Company and Irwin Schneidmill dated September 15,
                           1995.

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

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                            CELESTIAL VENTURES CORPORATION

                                            By: /s/ IRWIN SCHNEIDMILL
                                                -----------------------------
                                            Irwin Schneidmill
                                            President, Chief Executive, and
                                            Financial Officer and a Director

Dated: April 4, 1997