Form 10QSB/A
period 1995-12-31
CELESTIAL VENTURES CORP
filed 1997-04-10
CIK 811639

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                                  FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended: December 31, 1995.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ACT OF 1934 For the transition period from ________ to ____________.

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

                                 (914) 369-0132
                (Issuer's telephone number, including area code)

         _______________________________________________________________
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Check whether the issuer has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              X  Yes   ___ No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding for each of the issuer's classes of common equity, as of the latest practicable date:

         Number of shares of Common Stock outstanding as of January 3, 1996:
14,185,878.

         Transitional Small Business Disclosure Format (check one)

         Yes___   No  X

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 Celestial Ventures Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                          December 31,
                                                             1995
                                                          ------------
           Assets
           Current Assets
              Cash and Cash Equivalents                   $      187
              Accounts Receivable                            251,745
              List Rental Receivable                          52,653
              Inventory                                      224,379
              Prepaid Expenses and Sundry Receivables        197,458
                                                          ----------
                Total Current Assets                         726,422
                                                          ----------

           Property, Plant and Equipment                      43,876
              Less: Accumulated Depreciation                   6,053
                                                          ----------
                Net Property, Plant and Equipment             37,823
                                                          ----------
           Other Assets
              Intangible Assets (Net)                        966,666
              Security Deposits                                5,235
                                                          ----------
                Total Other Assets                           971,901
                                                          ----------
           Total Assets                                   $1,736,146
                                                          ==========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                           December 31,
                                                               1995
                                                           ------------
        Liabilities and Shareholders' Equity

        Current Liabilities
           Accounts Payable                                $   159,977
           Accrued Expenses and Sundry Liabilities              57,685
           Notes Payable                                       572,848
                                                           -----------
             Total Current Liabilities                         790,510
                                                           -----------
        Long-Term Liabilities
           Notes Payable                                        97,021
           Loan Payable Officer                                 21,000
           Net Liabilities of Discontinued Operations          278,540
                                                           -----------
             Total Long-Term Liabilities                       396,561
                                                           -----------
          Total Liabilities                                  1,187,071
                                                           -----------

        Redeemable Common Stock                                787,500
                                                           -----------
        Shareholders' Equity

        Shareholders Equity:
           Preferred Stock                                         278
           Common Stock                                         13,436
           Additional Paid-In-Capital                        4,519,491
           Accumulated Deficit                              (4,771,630)
                                                           -----------
             Total Shareholders' Equity                       (238,425)
                                                           -----------
          Total Liabilities and Shareholders' Equity       $ 1,736,146
                                                           ===========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,

                                                   1995           1994
                                                 --------     -----------
  Revenues
  Sales                                          $682,793     $        --
                                                 --------     -----------

  Cost of Sales                                   162,344              --
                                                 --------     -----------
    Gross Profit                                  520,449              --

  Operating Expenses
     General and Administrative Expenses          529,526              --
                                                 --------     -----------

  Net (Loss) Before Other Income (Deductions)      (9,077)             --
                                                 --------     -----------
  Other Income (Deductions)
     Interest Expense                             (37,500)             --
     Interest Income                               16,293              --
     Forgiveness of Debt                            9,000              --
                                                 --------     -----------
       Total Other Income (Deductions)            (12,207)             --
                                                 --------     -----------
  Discontinued Operations
    (Loss) from operations of
    discontinued subsidiaries-net of taxes             --     $(1,322,032)
                                                              ===========
  Net (Loss)                                     $(21,284)
                                                 ========
  Net Income (Loss) Per Share                    $   (.01)    $      (.16)
                                                 ========     ===========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED DECEMBER 31,

                                                   1995          1994
                                                 --------     ---------
     Revenues
     Sales                                       $467,035     $      --
                                                 --------     ---------

     Cost of Sales                                129,364            --
                                                 --------     ---------
       Gross Profit                               337,671            --

     Operating Expenses
        General and Administrative Expenses       321,637            --
                                                 --------     ---------
     Net Profit (Loss) Before
        Other Income (Deductions)                  16,034            --
                                                 --------     ---------
     Other Income (Deductions)
        Interest Expense                          (37,500)
        Interest Income                             7,000
                                                 --------
          Total Other Income (Deductions)         (30,500)           --
                                                 --------     ---------
     Discontinued Operations
       (Loss) from operations of
       discontinued subsidiaries-net of taxes          --     $(952,510)
                                                              =========
     Net (Loss)                                  $(14,466)
                                                 ========
     Net Profit or (Loss) Per Share              $   (.02)    $    (.12)
                                                 ========     =========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1995

        Cash Flows from Operating Activities
        Net Loss                                            $   (21,284)
                                                            -----------
        Adjustments to reconcile net income to net cash
         flows from operating activities:
           Depreciation                                           6,053
           Amortization                                          33,334
           Interest on redeemable common stock                   37,500
        Changes in assets and liabilities:
        Decrease (increase) in:
           Accounts receivable                                 (197,398)
           Inventories                                          (16,379)
           Prepaid expenses                                    (197,458)
           Deposits                                              23,975
        Increase (decrease) in:
           Accounts payable                                     105,455
           Accrued expenses and sundry liabilities               57,685
                                                            -----------
             Total adjustments                                 (147,233)
                                                            -----------
                  Net cash used in operating activities        (168,517)

        Cash Flows From Investing Activities:
           Purchase of property & equipment                     (43,876)
           Deficit of acquired company                         (283,060)
           Purchase of assets from Re-Prod Inc               (1,315,000)
                                                            -----------
             Net cash used in investing activities           (1,164,936)

        Cash Flows From Financing Activities:
           Proceeds from loans-net of payments                  419,869
           Financing of purchase of Re-Prod assets:
             Note Payable                                      (250,000)
             Redeemable common stock                            750,000
           Proceeds from officer                                 21,000
           Redemption of preferred stock                           (611)
           Issuance of common stock                             366,820
                                                            -----------
             Net cash provided by financing activities        1,807,070

        Net increase (decrease) in cash                          (3,375)

          Cash beginning of period                                3,562
                                                            -----------
          Cash end of period                                $       187
                                                            ===========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

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

NOTE A: Significant Accounting Policies

        1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended December 31, 1995 is not necessarily indicative of the results that may be expected for the year ended June 30,1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended June 30, 1995.

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

        8. Income Taxes:

           The Company has adopted the Statement of Financial Accounting Standards 109. Statement 109 uses the assets and liability method, deferred taxes, assets, and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

NOTE B: Accounts Receivable:

        Accounts Receivable is derived from sales in the ordinary course of business.

        As of December 31, 1995, no allowance for doubtful accounts has been provided and all known bad debts have been written off.

NOTE C: Inventories:

        Inventories at December 31, 1995 are made up of finished goods, in the Company's warehouse.

NOTE D: Property and Equipment:

        Major classifications of property and equipment and their respective lives are summarized below:

                                                   December 31       Depreciable
                                                       1995             Lives
                                                   -----------       -----------
                   Equipment                         $40,253         7-10 years
                   Furniture & fixtures                3,623         5 years
                                Total                 43,876
                                                     -------
                   Accumulated depreciation            6,053
                                                     -------
                                                      37,823
                                                     -------

        Depreciation expense totaled $3,308 for the six months ended December 31, 1995.

NOTE E: Intangible Assets:

        Intangible assets are made up of the following:

                                                       December 31   Amortizable
                                                           1995         Lives
                                                       -----------   -----------
               Customer list                            $  850,000    15 years
               Trademarks                                  100,000    15 years
               Telephone numbers                            50,000    15 years
                                                        ----------
                             Total                       1,000,000
               Accumulated amortization                     33,333
                                                        ----------
                             Net Intangible assets      $  966,667
                                                        ----------

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

        The sales price consisted of a combination of 1,250,000 shares of restricted common stock of Turkey DeLite and additional 300,000 shares of restricted common stock of Turkey DeLite wherein the Company can cause said shares to be registered for public sale after one year from the effective date; an additional $200,000, of which $150,000 is represented by a short term note with interest at 8% per annum, and the balance of $50,000 is due in four quarterly installments of $12,500 at an interest rate of 8% per annum payable after payments of $150,000 short term note; a $150,000 promissory note due in the fifth year, with interest due quarterly at 8% per annum. In addition, 350,000 shares of Turkey DeLite's common stock will be held in escrow pending the payment of certain debts of the subsidiaries by Turkey DeLite which is the guarantor of the debts. The principles followed by the parties in determining the consideration were as follows: The subsidiaries were valued at book value and Turkey DeLite's shares were valued at then current market value. The Company is required to account for its investment in Turkey DeLite using the equity method of accounting. The Company is required to adjust its investment in Turkey DeLite by 34% of the Income or Losses from the date of acquisition. As of September 30, 1995 the Company has not received complete financial data for Turkey DeLite and upon receipt of Turkey DeLite's financial information, the adjustment is not expected to have a material impact on these financial statements. (Notwithstanding the Company's reasonable requests for current financial information, it has not been able to obtain this information from the management of Turkey Delite, which is not affiliated with the Company or within its control.)

        Turkey DeLite has represented to the Company that the market for Turkey DeLite's common stock is thinly traded and its market is maintained by one market maker. As of the date of acquisition, Turkey DeLite has represented to the Company that the market value of the 1,550,000 shares of Turkey DeLite was valued at $1 per share. Currently the Company's largest asset is its shareholdings in Turkey DeLite.

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

        The summarized assets and liabilities of the separate companies on July 1, 1995, the date of acquisition, were as follows:

                                                                       Acquired
                                                       Company         Company
                                                      ---------       ---------
                  Current Assets                      $  28,562       $  65,891
                    Property and Equipment - Net            -            24,681
                    Other Assets                          4,210           5,992
                                                      ---------       ---------
                       Total Assets                      32,772          96,564
                                                      ---------       ---------
                  Current Liabilities                    54,552         110,808
                  Long-Term liabilities                 278,540         268,816
                                                      ---------       ---------
                      Total Liabilities                 333,062         379,624
                                                      ---------       ---------
                  Total Assets and Liabilities        $(300,290)      $(283,060)
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

                                                   Three months ended
                                                   September 30, 1995
                                                   ------------------
             Total Revenues                             $215,758
             Net gain (loss)                            $(25,568)
             Pro forma gain (loss) per share            $   (.01)

             Shares used in computing pro              12,385,878
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

        The Company issued 750,000 shares of stock (pre-reverse split; or 50,000 shares, post-split) valued at $1.00 per share. The Company guaranteed, through the issuance of put options, the value of 375,000 shares (25,000 shares, post-split) of the common stock to be $1.05 per share by January 1, 1996 and the value of the remaining 375,000 shares of the common stock to be $1.10 per share by July 1, 1996.

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

NOTE J: Note Payable-Short Term:

        The Company has an unsecured note payable in the original amount of $250,000 with interest payable at 10% per annum, payable in minimum monthly installment of $10,000 per month, due December 31, 1999. As of December 31, 1995 the outstanding balance due on the note is $201,703.

NOTE K: Long-term Debt:

        Long-term debt is payable and secured as follows:

                 1.  Note payable in an original amount of $202,000,
                      due on demand, with interest at 10% per annum     $197,000
                 2.  Note payable in an original amount of $340,000
                      with interest at 4% per annum                      170,000
                 3.  Note payable with an unsecured repayment plan
                      with interest at 10% per annum                     250,000
                 4.  Note payable in an original amount of $24,495
                      payable in 60 monthly installments of $567
                      including interest with a final payment due
                      December 30, 1999                                   21,165
                                                                        --------
                      Total                                              638,165
                           Less: Current maturities                      371,144
                                                                        --------
                       Total long-term Debt                             $267,021
                                                                        --------

        The debt matures after December 31, 1996 is due as follows:

                                     1997          $250,000
                                     1998-after      17,021
                                                   --------
                                                   $267,021
                                                   ========

NOTE L: Related Party Transactions:

        The Company has a loan payable to one of the officers in the amount of $21,000 payable on demand with interest payable at a rate of 6%. At December 31, 1995 no interest has been paid or accrued.

NOTE M: At June 30, 1995, the Company had a net operating loss carryforward in excess of $1,100,000. The carryforward will be available for the reduction of future Federal income tax provisions, the extent and timing of which are not determinable.

        Deferred income taxes include the tax impact of net operating loss carryforwards. Realization of these assets is contingent on future taxable earnings. In accordance with the provisions of SFAS No. 109, a valuation allowance of $380,000 at December 31, 1995 is deemed adequate for these and other items which are not considered probable of realization.

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

        Future Minimum Lease payments for operating leases at December 31, 1995 are:

                           Years ended       Operating
                           December 31,        Lease
                           ------------      ---------
                               1996            18,828
                               1997            15,414
                               1998            12,000
                                              -------
                                              $46,242
                                              =======

NOTE O: Earnings Per Share:

        Primary earnings per share include the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 12,169,211 shares.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The consolidated balance sheet as of December 31, 1995 and the consolidated statement of operations for the six months ended December 31, 1995 and 1994 have been derived from the unaudited financial records of the Company. These financial statements reflect all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position and results of operations for the period presented.

Financial Condition

The Company's financial condition changed substantially at December 31, 1995 compared to June 30, 1995. These changes occurred as a result of the purchase of Success Direct, Inc. ("Success") and certain assets of Re-Prod, Inc. ("Re-Prod"). Prior to the acquisition of Success and the assets of Re-Prod, the Company had no operating business since the disposition of its valve and powder coating company businesses, effective, May 1, 1995.

The purchase of Success and certain assets of Re-Prod resulted in an increase of current assets from $28,562 at June 30, 1995 to $726,422 at December 31, 1995 representing an increase of 2,443% or $697,860. Property, plant and equipment has increased from $0 at June 30, 1995 to $37,823 at December 31, 1995 representing a decrease of 100% or $37,823. Other assets increased from $4,210 at June 30, 1995 to $971,901 at December 31, 1995 representing an increase of 22,986% or $967,691. The Company experienced an increase in current liabilities from $54,522 at June 30, 1995 to $790,510 at December 31, 1995 representing an increase of 1350% or $735,988. The Company also experienced an increase in long-term liabilities from $278,540 at June 30, 1995 to $396,561 at December 31, 1995 representing an increase of 42% or $118,021. Shareholders Equity increased from $(300,290) at June 30, 1995 to $(238,425) at December 31, 1995 representing an increase of 21% or $61,865.

Results of Operations

During the six month period ended December 31, 1995 the Company experienced a net loss of $21,284 as compared to a net loss of ($1,322,032) for the six months ended December 31, 1994. The net loss of $21,284 was on sales of $682,793. Cost of goods sold was $162,344 and operational expenses were $529,526. Other income of $25,293 was comprised of interest of $16,293 and forgiveness of debt of $9,000.

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

Liquidity and Capital Resources

Cash used in operations for the six months ended December 31, 1995 was $506,615. The Company had $36,648 in depreciation and amortization expense which did not require cash outlay for the six months ended December 31, 1995.

The major use of funds in operations was an increase of prepaid expenses of $184,089, an increase of inventories of $176,162 and an increase in accounts receivable of $300,093.

During the six months ended December 31, 1995 the Company purchased the assets net of Liabilities assumed of Success and certain assets of Re-Prod for 1,750,000 shares of common stock and $315,000 in cash. The balance of the proceeds of the private placement, approximately $300,000 was used for the acquisition of certain assets of Re-Prod as well as $100,000 for the option to purchase Nexim Corp.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        Exhibits and Reports on Form 8-K

        (a) Exhibits (numbered in accordance with Item 601 of Regulation S-B).

        Exhibit
        Numbers   Description
        -------   -----------
        * 3(a)  - Certificate of Incorporation of the Company
        * 3(b)  - Bylaws of the Company
       ** 4(a)  - Form of Common Stock Certificate
       **10(a)  - Purchase Agreement between the Company and Gulf Coast Powder
                  Coatings, Inc., and Turkey DeLite International, Inc. ("ATCO
                  Corporation") for the purchase of Gulf Coast Powder
                  Coatings, Inc. by ATCO Corporation dated August 31, 1995.
       **10(b)  - Purchase Agreement between the Company and Valves
                  International, Inc., Central Valve Services, Inc, Alloy
                  Valve International, Inc. (d/b/a CVC International and/or
                  T.J. Lingle International) (collectively, the
                  "Subsidiaries") and ATCO Corporation for the purchase of the Subsidiaries by ATCO Corporation, dated August 31, 1995.

       **10(c)  - Purchase Agreement between Success Direct, Inc., Irwin
                  Schneidmill, Performance Capital Corporation, Martin Ewenstein, Brian Ugles, John Ecke and Cathy Santo ("Sellers") and the Company, for the purchase by the Company of Success Direct, Inc.
       **10(d)  - Assignment of contract between Success Direct, Inc. and the
                  Company for the rights to purchase assets of Re-Prod, Inc., dated August 31, 1995.
       **10(e)  - Purchase Agreement between the Company and Reprod, Inc., for the purchase of certain assets of Re-Prod, Inc., dated August 31, 1995.
      ***10(f)  - Promissory Note in the principal amount of $205,000 bearing interest at 11% per annum between the Company as borrower and Performance Corporation as lender, dated August 1, 1995.
      ***10(g)  - Promissory Notes dated December 15, 1994 through April 15,
                  1995 in the aggregate amount of $250,000 ($50,000) bearing interest at 10% per annum between Success Direct, Inc. as borrower and Performance Capital Corporation as lender.
      ***10(h)  - Employment Agreement between Irwin Schneidmill and the
                  Company dated March 1, 1996.
      ***10(i)  - Supply contracts between the Company and Eimicke, Ltd. each dated September 6th, 1990.
      ***10(j)  - Indemnity Agreement between the Company and Irwin
                  Schneidmill and John Formicola, indemnifying them against liabilities arising from the acquisition of assets of Re-Prod, Inc.
      ***10(k)  - Stock Option Certificate and Agreement between the Company and Irwin Schneidmill dated September 15, 1995.
                - Subsidiaries of the Company

(b) Reports on Form 8-K - The Registrant did not file any reports on Form 8-K during the last quarter ended December 31, 1995.

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

                                        CELESTIAL VENTURES CORPORATION

                                        By: /s/IRWIN SCHNEIDMILL
                                            Irwin Schneidmill
                                            President, Chief Executive, and
                                            Financial Officer and a Director
Dated: April 4, 1997