Form 10QSB/A
period 1996-03-31
CELESTIAL VENTURES CORP
filed 1997-04-10
CIK 811639

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

         Commission file number 33-12613-NY

                          CELESTIAL VENTURES CORPORATION
         (Exact name of Small Business Issuer as specified in its charter)

              NEVADA                                       22-2814206
    -------------------------------                    -------------------
    (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                      Identification Number)


               382 Route 59, Section 310, Monsey, New York 10952
               -------------------------------------------------
                    (Address of principal executive offices)


                                (914) 369-0132
               -------------------------------------------------
                (Issuer's telephone number, including area code)


          ------------------------------------------------------------
          (Former Name, Former Address and Former Fiscal Year, if Changed
                                  Since Last Report)

         Check whether the issuer has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         X  Yes  ___No

                APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding for each of the issuer's classes of common equity, as of the latest practicable date:

   Number of shares of Common Stock outstanding as of April 3, 1996: 14,285,878.

   Transitional Small Business Disclosure Format (check one)

   Yes___    No  X

                     PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

            Celestial Ventures Corporation and Subsidiaries
                 Condensed Consolidated Balance Sheets

                                                                 March 31,
                                                                   1996
                                                                 ---------
Assets
Current Assets
   Cash and Cash Equivalents                                 $       30
   Accounts Receivable                                           84,253
   List Rental Receivable                                        33,551
   Inventory                                                    212,472
   Prepaid Expenses and Sundry Receivables                      231,252
                                                                -------
     Total Current Assets                                       561,558
                                                                -------

Property, Plant and Equipment                                    43,621
   Less: Accumulated Depreciation                                 7,797
                                                                -------
       Net Property, Plant and Equipment                         35,824
                                                                -------

Other Assets
   Intangible Assets (Net)                                      949,999
   Security Deposits                                              5,885
                                                                -------
     Total Other Assets                                         955,884
                                                                -------

Total Assets                                                  $1,553,266
                                                               =========


     See Accompanying Notes to Condensed Consolidated Financial Statements

                CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                                   March 31,
                                                                     1996
                                                                   ---------

Liabilities and Shareholders' Equity

Current Liabilities
   Accounts Payable                                                   $78,886
   Accrued Expenses and Sundry Liabilities                             51,122
   Notes Payable                                                      547,566
                                                                      -------
     Total Current Liabilities                                        677,574
                                                                      -------

Long-Term Liabilities
   Notes Payable                                                       95,892
   Loan Payable Officer                                                10,750
   Net liabilities of discontinued operations                         278,542
                                                                      -------
       Total Long-Term Liabilities                                    385,182
                                                                      -------
Total Liabilities                                                   1,062,756
                                                                    ---------
Redeemable Common Stock                                               796,875
                                                                      -------
Shareholders' Equity (Deficit)

Shareholders Equity
   Preferred Stock                                                        278
   Common Stock                                                        13,536
   Additional Paid-In-Capital                                       4,519,391
   Accumulated Deficit                                             (4,839,570)
                                                                  -----------
     Total Shareholders' Equity (Deficit)                            (306,365)

Total Liabilities and Shareholders' Equity (Deficit)              $(1,553,266)
                                                                  ============



     See Accompanying Notes to Condensed Consolidated Financial Statements

                CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       FOR THE NINE MONTHS ENDED MARCH 31

                                                 1996                   1995
                                             -------------           ----------
Revenues
Sales                                          $915,629                   --
                                                -------                   --

Cost of Sales                                   241,692                   --
                                                -------                   --
  Gross Profit                                  673,937                   --

Operating Expenses
   General and Administrative Expenses          748,008                   --
                                                -------                   --

Net (Loss) Before Other Income (Deductions)     (74,071)                  --
                                                --------                  --

Other Income (Deductions)
   Interest Expense                             (46,875)
   Interest Income                               23,293                   --
   Forgiveness of Debt                            9,000                   --
                                                  -----                   --
    Total Other Income (Deductions)              14,588                   --
                                                 ------                   --

Discontinued operations
   (Loss) from operations of discontinued
   subsidiaries - net of taxes                     --              $(1,551,459)
Net (Loss) before Taxes                        $(88,653)
   Income Taxes                                    (571)                  --
                                               ---------             ---------
Net (Loss)                                     $(89,224)           $(1,551,459)
                                                ========            ===========

Net Profit (Loss) Per Share                    $(.01)               $(.17)
                                                =====                =====



     See Accompanying Notes to Condensed Consolidated Financial Statements

                CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31

                                            1996                      1995
                                        ------------               ----------

Revenues
Sales                                     $232,836                      --
                                           -------                      --

Cost of Sales                               79,348                      --
                                            ------                      --
  Gross Profit                             153,488                      --

Operating Expenses
   General and Administrative Expenses     218,482                      --
                                           -------                      --

Net Profit (Loss) Before Other
   Income (Deductions)                     (64,994)                     --
                                           --------                     --

Other Income (Deductions)
   Interest Expense                        (18,750)

   Interest Income                           7,000                      --
                                             -----
     Total Other Income (Deductions)        11,750                      --
                                            ------                      --

Discontinued operations
   (Loss) from operations of discontinued
   subsidiaries - net of taxes                 --                   $(229,427)
Net (Loss) before taxes                   $(76,744)                     --
  Income Taxes                                (571)                     --
                                        ------------             -------------
Net (Loss)                                $(77,315)                 $(229,427)
                                           ========                  =========

Net (Loss) Per Share                         $(.01)                     $(.03)
                                             ======                      =====



     See Accompanying Notes to Condensed Consolidated Financial Statements

                CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED MARCH 31, 1996


Cash Flows from Operating Activities
Net Loss                                                            $(89,224)
                                                                     --------
Adjustments to reconcile net income to net cash

 flows from operating activities:
   Depreciation                                                        7,797
   Amortization                                                       50,001
   Interest on redeemable common stock                                46,875
Changes in assets and liabilities:
Decrease (increase) in:
   Accounts receivable                                               (10,804)
   Inventory                                                          (4,472)
   Prepaid expenses                                                 (231,252)
   Deposits                                                           23,325
Increase (decrease) in:
   Accounts payable                                                   24,364
   Accrued expenses and sundry liabilities                            51,122
                                                                      ------
     Total adjustments                                               (43,044)
                                                                     --------
     Net cash used in operating activities                          (132,268)
                                                                    ---------

Cash Flows From Investing Activities:
   Purchase of property, plant & equipment                           (43,621)
   Deficit of acquired company                                      (283,060)
   Purchase of assets from Re-Prod Inc                            (1,315,000)
                                                                  -----------
     Net cash used in investing activities                        (1,641,681)

Cash Flows From Financing Activities:

   Proceeds from loans - net of payments                             404,208
   Financing of purchase of Re-Prod Inc assets:
      Note Payable                                                   250,000
      Redeemable common stock                                        750,000

   Redemption of preferred stock                                        (611)
   Issuance of common stock                                          366,820
                                                                     -------
     Net cash provided by financing activities                     1,770,417

Net decrease in cash                                                  (3,532)

  Cash beginning of the period                                         3,562
                                                                       -----

  Cash end of the period                                               $  30
                                                                          ==

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

NOTE A:                  Significant Accounting Policies:

                      1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month period ended March 31,1996 is not necessarily indicative of the results that may be expected for the year ended June 30,1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended June 30, 1996.

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

NOTE C:                   Inventories:

                          Inventories at March 31, 1996 are made up of finished goods, in the Company's warehouse.

NOTE D:                   Property and Equipment:

                          Major classifications of property and equipment and their respective lives are summarized below:

                                                     March 31      Depreciable
                                                       1996           Lives
                                                    --------       -----------

                           Equipment                 39,998         7-10 years
                           Furniture & fixtures       3,623            5 years
                                                     ------
                                   Total             43,621
                           Accumulated depreciation   7,797
                                                     ------
                                                     35,824
                                                     ======

                          Depreciation expense totaled $5,059 for the nine

                          months ended March 31, 1996.

NOTE E:                   Intangible Assets:
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

                         The sales price consisted of a combination of 1,250,000 shares of restricted common stock of Turkey DeLite and additional 300,000 shares of restricted common stock of Turkey DeLite wherein the Company can cause said shares to be registered for public sale after one year from the effective date; an additional $200,000, of which $150,000 is represented by a short term note with interest at 8% per annum, and the balance of $50,000 is due in four quarterly installments of $12,500 at an interest rate of 8% per annum payable after payments of $150,000 short term note; a $150,000 promissory note due in the fifth year, with interest due quarterly at 8% per annum. In addition, 350,000 shares of Turkey DeLite's common stock will be held in escrow pending the payment of certain debts of the subsidiaries by Turkey DeLite which is the guarantor of the debts. The principles followed
                                   6

NOTE F:                  Investment (Continued):

                          by the parties in determining the consideration were as follows: The subsidiaries were valued at book value and Turkey DeLite's shares were valued at the then current market value.

                          The Company is required to account for its investment in Turkey DeLite using the equity method of accounting. The Company is required to adjust its investment in Turkey DeLite by 34% of the Income or Losses from the date of acquisition. As of March 31, 1996 the Company has not received complete financial data for Turkey DeLite and upon receipt of Turkey DeLite's financial information, the adjustment is not expected to have a material impact on these financial statements. (Notwithstanding the Company's reasonable requests for current financial information, it has not been able to obtain this information from the management of Turkey DeLite, which is not affiliated with the Company or within its control.)

                          Turkey DeLite has represented to the Company that the market for Turkey DeLite common stock is thinly traded and its market is maintained by one market maker. As of the date of acquisition, Turkey DeLite has represented to the Company that the market value of the 1,550,000 shares of Turkey DeLite was valued at $1 per share. Currently, the Company's largest asset is its shareholdings in Turkey DeLite.

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

                          The summarized assets and liabilities of the separate companies on July 1, 1995, the date of acquisition, were as follows:

                                                                       Acquired
                                                           Company     Company
                                                           -------     --------
                           Current Assets                 $ 28,562    $ 65,891

                             Property and Equipment - Net     -         24,681
                             Other Assets                    4,210       5,992
                                                             -----       -----
                               Total Assets                 32,772      96,564
                                                            ------      ------

                            Current Liabilities             54,552     110,808
                            Long-Term liabilities          278,540     268,816
                                                           -------     -------
                              Total Liabilities            333,062     379,624
                                                           -------     -------

                            Total Assets and Liabilities $(300,290)  $(283,060)
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

                                                             Three months ended
                                                             September 30, 1995
                                                             ------------------

                              Total Revenues                         $215,758
                              Net gain (loss)                        $(25,568)
                              Pro forma gain (loss) per share           $(.01)

                              Shares used in computing pro
                              forma net gain (loss) per share      12,385,878

NOTE H: In connection with the acquisition of Success Direct, Inc. above, the Company was assigned a contract to purchase certain assets of Re-Prod, Inc. This acquisition, effective July 1, 1995, was accounted for as a purchase. The purchase price of $1,315,000 was allocated among the assets as follows:


                                Accounts Receivable         $107,000
                                Inventory                    208,000
                                Customer List                850,000
                                Trademarks                   100,000
                                Telephone Numbers             50,000
                                                              ------
                                                          $1,315,000

                          The intangibles (customer list, trademarks, and telephone numbers) will be amortized over their estimated useful lives of 15 years.

                           The purchase price was paid as follows:

                                 Cash                         $315,000
                                 Note Payable                  250,000
                                 Redeemable Common Stock       750,000
                                                              --------
                                                            $1,315,000

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

                           On February 21, 1996, the Company initiated a lawsuit against Re-Prod, Inc. in Federal Court in the Southern District of New York, White Plains, claiming a misrepresentation of the value of the assets acquired. The Company stopped payments on the note payable and did not honor the put options (See
                           Item 2. Litigation).

NOTE I:                    Notes receivable:

                           The Company took back two notes and common stock as consideration for the sale of the Company's wholly-owned subsidiaries to Turkey DeLite. See Note F, "Investment".

                           The sales price consisted of a combination of 1,550,000 shares of common stock of Turkey DeLite., issuance of a $150,000 promissory note, and the payment of $200,000 contingent upon the successful completion of a stock offering by Turkey DeLite. The note payable represents the renegotiated balance due to R.M. Engineering on a note related to the acquisition of USPC's equipment. The note bears interest at 4%, and is secured by the equipment.

NOTE J:                    Note Payable-Short Term:

                           The Company has an unsecured note payable in the original amount of $250,000 with interest payable at 10% per annum, payable in minimum monthly installment of $10,000 per month, due December 31, 1999. As of March 31, 1996 the outstanding balance due on the note is $176,277.

NOTE K:                    Long-term Debt:
                           Long-term debt is payable and secured as follows:

                            1.  Note payable in an original
                                amount of $202,000, due on demand,
                                with interest at 10% per annum.       $197,000

                            2.  Note payable in an original amount
                                of $340,000 with interest at
                                4% per annum.                          170,000

                            3.  Note payable with an unsecured
                                repayment plan with interest at
                                10% per annum.                         250,000

                            4.  Note payable in an original amount
                                of $24,495 payable in 60 monthly
                                installments of $567 including
                                interest with a final payment due
                                December 30, 1999.                      20,181
                                                                        ------
                                Total                                  637,181
                                      Less: Current maturities         371,289
                                                                       -------
                                  Total long-term Debt               $ 265,892
                                                                      ========

                          The debt matures after December 31, 1996 and is due as follows:

                                  1997                       $ 250,000
                               1998-after                       15,892
                                                                ------
                                                              $265,892
                                                               =======

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

NOTE N:                   Commitment and Contingencies:

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

                          Future Minimum Lease payments for operating leases at March 31, 1996 are:

                                  Years ended                       Operating
                                 March 31, 1996                       Lease
                                 --------------                     ---------
                                 1997                              $18,828
                                 1998                               15,414
                                 1999                                9,000
                                                                     -----
                                                                   $43,242
                                                                    ======
                          Contingencies:

                          The Company initiated a law suit against Re-Prod, Inc. claiming damages for misrepresentation of the value of the assets acquired by the Company's subsidiary.


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

NOTE Q:                   Subsequent Events:

                          Pursuant to a Board Resolution the Company declared a one for fifteen reverse split of the Company's outstanding common stock. The record date for the reverse stock split was May 3, 1996.
                                  10

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

The purchase of Success and certain assets of Re-Prod resulted in an increase of current assets from $28,562 at June 30, 1995 to $651,558 at March 31, 1996 representing an increase of 2,181% or $622,996. Property, plant and equipment was increased from $0 at June 30, 1995 to $35,824 at March 31, 1996 representing an increase of 100% or $35,824. Other assets increased from $4,210 at June 30, 1995 to $955,884 at March 31, 1996 representing an increase of 22,605% or $951,674. The Company experienced an increase in current liabilities from $54,572 at June 30, 1995 to $677,574 at March 31, 1996 representing an increase of 1,412% or $623,002. The Company also experienced an increase in long-term liabilities from $278,540 at June 30, 1995 to $385,182 at March 31, 1996 representing an increase of 38% or $106,642. Shareholders Equity was decreased from $(300,290) at June 30, 1995 to $(303,365) at March 31, 1996 representing a decrease of 1% or $3,075.

Results of Operations

During the nine month period ended March 31, 1996 the Company experienced a net loss of $(89,224) as compared to a net loss of ($1,551,459) for the nine months ended March 31, 1995. The net loss of $(89,224) was on sales of $915,629. Cost of goods sold was $241,692 and operational expenses were $748,008. Other income of $32,293 was comprised of interest of $23,293 and forgiveness of debt of $9,000.

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

The Company filed on February 21, 1996 a complaint against Re-Prod, Inc. and its stockholder Jacob LaHav in Federal Court in the Southern District of New York, White Plains, File Number 961274, which seeks a modification of the purchase price of the assets of Re-Prod, Inc. The Company contends that certain assets, including accounts receivable, which the Company was purchasing did not exist at the time of the acquisition. As a result the Company has suspended payments under a $250,000 payable to Re-Prod, Inc. and will not honor other terms of the acquisition.

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

                                    CELESTIAL VENTURES CORPORATION

                                    By: /s/ IRWIN SCHNEIDMILL
                                        ---------------------
                                            Irwin Schneidmill
                                            President, Chief Executive, and
                                            Financial Officer and a Director

Dated: April 4, 1997