Form 10KSB40
period 1996-06-30
CELESTIAL VENTURES CORP
filed 1997-04-10
CIK 811639

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)
    For the fiscal year ended: June 30, 1996.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
    1934 (NO FEE REQUIRED)
    For the transition period from ________ to ________.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant July 3, 1996, based on the average bid and asked price on such date, was approximately $3,470,844.

Number of shares of Common Stock outstanding as of July 3, 1996: 1,126,186. Number of shares of Preferred Stock outstanding as of July 3, 1996: 271,283. (adjusted to reflect a 15 for 1 reverse stock split, effective May 3, 1996)

No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant. Rule 424(b) or (c) have been incorporated by reference in this report.

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

Disposition of Valve and Powder Coating Operations

     On August 31, 1995, effective as of April 30, 1995, the Company entered into a purchase agreement whereby it sold all of its wholly owned subsidiaries with the exception of U.S. Powder Coatings, Inc. to Turkey DeLite International, Inc., a Nevada Corporation, (d/b/a ATCO Corporation) ("Purchaser" or "Turkey DeLite") for $1,900,000 in cash, promissory notes and common stock. Turkey DeLite's principal executive officer, Mr. Bob J. Sudderth, also served as the Chairman of the Board of Directors of the Company. See "Certain Relationships and Related Transactions". The subsidiaries referred to herein include Valves International, Inc., Central Valve Services, Inc., Alloy Valve International, Inc. and Gulf Coast Powder Coatings, Inc. The sales price consisted of a combination of 1,550,000 shares of the Purchaser's common stock, a $200,000 promissory note due and the payment of $150,000 contingent upon the successful completion of a stock offering by the Purchaser. The assets of

U.S. Powder Coatings, Inc. are still owned by the Company although the subsidiary is inactive.

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

     Simultaneously with the acquisition of Success, Success assigned to the Company its rights under an agreement to purchase certain business assets form Re-Prod, Inc., including the name "Remarkable Products", and the Company consummated the transaction with Re-Prod, Inc. The assets purchased from Re-Prod, Inc. are related to the direct mail industry. See "Certain Relationships and Related Transactions".

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

     Remarkable's regular catalog mailings include a complete buyers' guide which is produced once a year and generally mailed in January to all active customers. Remarkable has a database of over 250,000 customer, 100,000 of which have ordered form Remarkable in the past two years. Remarkable anticipates producing the buyer guide semi-annually in the future depending on available working capital. In March, Remarkable mails a specialty mailing featuring only its federal law posters (e.g., minimum wage, sexual harassment, workers compensation, etc.). In April or May Remarkable does an academic mailing featuring July to June reusable calendars which are used by academic professionals and administrators. In September, October and November, Remarkable concentrates on solo mailings which feature Remarkable's main reusable calendars (January to December). These solo mailings are distinctive in that they are packaged to look like a bank check making the consumer more likely to open the mailing.

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

     Employees are given updates on Remarkable's products and progress and are provided an opportunity to comment openly on its operations and management. The Company intends to institute a program to provide additional incentives for outstanding job performance, and to afford career opportunities to each employees in accordance with his or her skills, personal effort and future potential. The Company also intends to institute an incentive bonus program for the officers and managers. The Company also intends to provide for an employee stock purchase plan for all full-time employees of the

Company and of Remarkable. See "Management - Compensation Pursuant to Plans."

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

Medical Device Production Acquisitions

     In September 1995, the Company executed a letter of intent to purchase all of the issued and outstanding stock of Nexim Corp., a Nevada Corporation, ("Nexim"), a 100% of which is owned by Mr. Andrew Jaloza who became a director of the Company in January 1996. Upon the execution of the letter of intent, the Company paid Mr. Jaloza $100,000 as a down payment for the purchase of Nexim. Nexim owns a technology known as Medphone, a medical device product which acts as a telephone based remote defibrilation. The Company has invested approximately $33,000 toward development of this product. Nexim has no revenues and is not an operating company. In April 1996, the Company decided not to pursue the acquisition of Nexim. Nexim has proposed to execute a promissory note in favor of the Company in the principal amount of $161,894.36, bearing interest at the prime rate. Nexim will pay interest only for six months commencing two months after execution of the note and the principal and accrued interest to be paid in 36 monthly installments thereafter or the initial public offering of Nexim's securities. Alternatively, Nexim can extinguish the entire note with a lump sum payment of $81,000 at any time within 90 days of execution of the note. At June 30, 1996, the Company believes that there is a substantial likelihood that the Company will collect all are part of this note.

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

     The Company also sublets office space in Westwood, New Jersey at a monthly rent of $1,637. The primary lease is held by Mr. Irwin Schneidmill, the Company's President and a director and stockholder, and expires October 31, 1998. In December, 1995, the Company moved all of its operations to the Monsey, New York facility, and a third party has sublet and occupied this space as of April 1, 1996.

Item 3  Legal Proceedings

     The Company filed on February 21, 1996 a complaint against Re-Prod, Inc. and its stockholder Jacob Lahav in United States District Court for the Southern District of New York, White Plains, New York Case Number 96 civ. 1274, which sought a modification of the purchase price of the assets of Re-Prod, Inc. The Company contends that certain assets, including accounts receivable, which the Company was purchased from Re-Prod, Inc. did not exist at the time of the acquisition. As a result the Company has suspended payments under a $250,000 payable to Re-Prod, Inc. and did not honor other terms of the acquisition.

     On August 29, 1995 the Company purchased, as of July 1, 1995, all of the issued and outstanding common stock of Success Direct, Inc., a mail order business products company ("Success"). Mr. Irwin Schneidmill, who owned 41.5% of Success, became the President and Chief Executive Officer of the Company on August 1, 1995. Simultaneously with the acquisition of Success, Success assigned to the Company its agreement to purchase certain business assets from Re-Prod, Inc., including the name Remarkable Products, and the Company consummated the transaction with Re-Prod, Inc. The assets purchased from Re-Prod, Inc. are related to the direct mail industry.

     In connection with the acquisition of the certain assets of Re-Prod, Inc., Mr. Schneidmill and Mr. John Formicola, a stockholder of the Company, had personally guaranteed the payment by the Company of a $250,000 promissory note payable to Re-Prod, Inc., which represents part of the consideration paid by the Company to acquire the assets of Re-Prod, Inc. This note bares interest at 9% per annum and is to be paid monthly by the Company in varying amounts by applying the income received from renting its mailing list on a monthly basis. On November 20, 1995, the Company contends the principal amount remaining under the note was $210,127.53.

     As part of the consideration for the acquisition, Re-Prod, Inc., also received 750,000 shares of the restricted common stock of the Company. The Agreement provided that Mr. Schneidmill would personally guarantee 375,000 of such 750,000 shares payment of any difference between $393,750 ($1.05 per share) and the fair market value of the shares on January 1, 1996. The value of the common stock at February 1, 1996 was approximately $78,750. The Company and Mr. Schneidmill and Formicola personally, have also executed a "Put Option Agreement", whereby Re-Prod, Inc. can put these 375,000 shares to the Company as of January 1, 1996 and demand payment of $393,750. Such demand was made on January 31, 1996. Furthermore, Mr. Schneidmill and Mr. Formicola guaranteed payment of the difference between $412,500 and the market value of the remaining 375,000 shares (25,000 shares, adjusted to reflect a 15 for 1 share reverse stock split, effective May 3, 1996) of the Company's common stock held by Re-Prod, Inc. on July 1, 1996. The shares having a guaranteed value at July 1, 1996 are subject to an identical Put Option Agreement.

     The Company, together with Mr. Schneidmill and Mr. Formicola have contended that the assets purchased from Re-Prod, Inc. were not as represented in the purchase agreement, and are seeking a renegotiation of the consideration paid for those assets, including a renegotiation of their personal guarantees. The Company has agreed to indemnify Mr. Schneidmill and Mr. Formicola against any liability resulting form these guarantees.

     On March 14, 1996, Re-Prod, Inc. and Jacob Lahav filed a counter claim against the Company alleging specific performance on the $250,000 promissory note, fraud and conversion, breach of contract and securities fraud and against Mr. Irwin Schneidmill and John Formicola for the enforcement of certain financial guarantees as well as for common law fraud, securities fraud and fraud and conversion. The total dollar amount claimed, approximately $1,050,000, exclusive of interest equals the amount of the original purchase price of Re-prod, Inc. The Company and Mr. Schneidmill are vigorously defending these claims against them and is pursuing its claims against Re-Prod, Inc. and Mr. Lahav.

Item 4  Submission of Matters to a Vote of Security Holders

     There have been no matters submitted to a vote of security holders for the period covered by this Report.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

     The Company's common stock is currently traded on the NASDAQ Electronic Bulletin Board under the symbol "CVNR", and has several market makers. The high and low bid (price which a market maker is willing to pay for the shares) quotations for the Company's Shares, as reported to the Company's management by brokerage firms listed on the specified dates by the National Daily Quotation System, Inc.'s "Pink Sheets" as making markets in the Company's securities are listed in the following chart. These quotations are between dealers, do not include retail mark-ups, mark-downs or other fees and commissions, and may not represent actual transactions. On May 3, 1996, the Company adopted a 15 for 1 reverse stock split.

                 Date                        High Bid       Low Bid
                 ------------------          --------       -------
                 Fiscal 1995
                 -----------
                 September 30, 1994           $8.45         $5.62
                 December 31, 1994            $9.37         $9.37
                 March 31, 1995               $13.12        $10.78
                 June 30, 1995                $13.12        $12.20

                 Fiscal 1996
                 -----------
                 September 30, 1995           $9.14         $8.45
                 December 31, 1995            $4.22         $3.75
                 March 31, 1996               $7.02         $5.62
                 June 30, 1996 *              $5.06         $5.06

                 *Prices reflect the 15 for 1 reverse stock split effective May
                  3, 1996.

     There were approximately 1,779 shareholders of record of the Company's common stock on March 1, 1996.

     The Company has not paid dividends on its Common Stock. The Company intends to retain any future earnings to finance its growth.

Item 6. Management's Discussion and Analysis Of Financial Condition and Results of Operations

     Management believes that a comparison of the eight month period ended June 30, 1995 to the fiscal year ended October 31, 1994 is not meaningful because of the length of the reporting periods and the disposition of the Company's valve business as of April 30, 1995. Accordingly, financial statements for the year ended June 30, 1995 and 1996 are presented below for comparative purposes.

     The consolidated balance sheet as June 30, 1996 and the statement of operations for the year ended June 30, 1995 presented below have been derived from the unaudited financial records of the Company. These financial statements reflect all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position and resulted of operations for the period presented.

Consolidated Balance Sheet:

                                                                     Eight Months Ended
                                                      Year Ended        June 30, 1995
                                                     June 30, 1996       (unaudited)
                                                     -------------   ------------------
Assets:
 Current Assets
   Cash & cash equivalents                            $    11,950         $  28,562
   Accounts receivable-net of allowance
    for doubtful accounts                                 128,012                 -
   Inventory                                              153,037                 -
   Prepaid Expenses                                        20,034                 -
   Advance Receivable                                      15,000                 -
                                                      -----------         ---------
     Total Current Assets                                 328,033            28,562
 Equipment, Furniture and Leasehold
  Improvements - net of accumulated
  depreciation of $10,551                                  35,114                 -
                                                      -----------         ---------
 Other Assets
   Notes Receivable                                                               -
   Intangible assets-net of accumulated amortization      933,333                 -
   Refundable deposits                                      5,850             4,210
   Other                                                   35,114                 -
                                                      -----------         ---------
     Total Other Assets                                   941,817             4,210

       Total Assets                                   $ 1,304,964         $  32,722
                                                      ===========         =========

Liabilities and Shareholders' Equity:
 Current Liabilities
   Current maturities of long-term debt               $   255,969      $          -
   Accounts payable                                       102,131            54,522
   Accrued and other expenses                              48,113                 -
   Shareholders' loans                                     45,000                 -
                                                      -----------         ---------
     Total Current Liabilities                            451,213            54,522
 Long-Term Liabilities
   Long-term debt                                         242,642                 -
   Net liabilities of discontinued operations             188,500           278,540
                                                      -----------         ---------
     Total Liabilities                                    882,355           333,062
     Total Shareholders' Equity (Deficit)                (383,641)         (300,290)

Total Liabilities and Shareholders' Equity (Deficit)  $ 1,304,964         $  32,772
                                                      ===========         =========

                                       12

Consolidated Statement of Operations:

                                                                      Eight Months Ended
                                                      Year Ended         June 30, 1995
                                                     June 30, 1996        (Unaudited)
                                                     -------------    ------------------
Sales                                                 $ 1,071,338         $         -
Cost of Sales                                             280,698                   -
                                                      -----------         -----------
General and Administrative
Gross Profit                                              790,640                   -
                                                      -----------         -----------
Operating (Income) and Expenses
  Selling                                                 235,917                   -
  General and Administrative                            1,109,042             122,611
  Other income                                             (2,222)                  -
                                                      -----------         -----------
                                                        1,342,737             122,611
                                                      -----------         -----------
(Loss) from Continuing Operations                        (552,097)           (122,611)
                                                      -----------         -----------
Discontinued Operations
  Income (loss)from operations of discontinued
   subsidiaries - net of taxes                             66,957            (959,233)
  (Loss) on disposal of subsidiaries - net
   of taxes                                                     -          (1,498,410)
                                                      -----------         -----------
  Income (loss) from discontinued operations               66,957          (2,457,643)
                                                      -----------         -----------
Extraordinary Item - forgiveness of debt                   34,000                   -
                                                      -----------         -----------
Net (Loss)                                            $  (451,140)        $(2,580,254)
                                                      ===========         ===========

Financial Condition

     The Company's financial condition at June 30, 1996 compared to June 30, 1995 changed dramatically. These changes occurred as a result of the sale of the Company's valve and powder coating operating subsidiaries in April 1995, and the discontinuation of its proposed acquisition of Success Direct, Inc. and certain assets of Re-Prod, effective in July, 1995.

     Management believes that the sale of the operating subsidiaries has had a positive effect on the Company as it represents a disposition of its unprofitable operations and has positioned the Company to seek out new acquisition candidates such as the recent acquisition of Success Direct, Inc. The discontinuation of its acquisition of Nexim, and the potential recovery of its investment in the development of Nexim's product should result in a reallocation of funds to more productive use.

     The sale of Valves International, Inc., Central Valve Services, Inc., Alloy Valve International, Inc. and Gulf Coast Powder Coatings, Inc., resulted in a reduction of current assets from $28,562 at June 30, 1995 to $328,033 at June 30, 1996, a reduction of 1,048% or $299,471. Property, plant and equipment was increased from $0 at June 30, 1995 to $ 35,114 at June 30, 1996, a reduction of 100% or $35,114. Other assets increased from $4,210 at June 30, 1995 to $941,817 at June 30, 1996 resulting in an increase of 22,271% or $ 937,607. As a further result of the disposition of the valve divisions, the Company experienced a reduction of current liabilities from $54,522 at June 30, 1995 to $451,213 at June 30, 1996, a reduction of 728% or $396,691. The Company also experienced a reduction of long-term liabilities from $278,540 at June 30, 1995 to $431,142 at June 30, 1996, a reduction of 55% or $152,601. Shareholders Equity was reduced from $(300,290) at June 30, 1995 to $(383,641) at June 30, 1996, a reduction of
28% or $83,354.

     The Company purchased Success and certain assets of Re-Prod, Inc. in August 1995, effective as of July 1, 1995. Success's operations at the time of the acquisition consisted of "business to business" direct mail office products sales. The assets of Re-Prod consisted of a client base, inventory, accounts receivable, equipment, telephone numbers and the use of the name "Remarkable Products". The business of Success was started in October 1994, by Mr. Irwin Schneidmill, who became the Company's President in August 1995.

Results of Operations

     During the year ended June 30, 1996 the Company experienced a net loss of $(451,140) as compared to a net loss of $(2,580,254) for the year ended June 30, 1995. Cost of goods sold was $280,698 and operational expenses were $1,342,737. Other income of $100,957 was comprised of income from operations of discontinued subsidiaries of $99,957 and forgiveness of debt of $39,000.

     From June 30, 1994 to March 31, 1995 the Company owned and operated the industrial valve and powder coating businesses. During this period the Company generated $575,263 in sales and had a net loss on these sales of $(959,233). Upon the disposition of the industrial valve and powder coating business in March 1995 to Turkey DeLite International, Inc. (a.k.a "ATCO Corporation") ("Turkey DeLite"), the Company recognized an additional loss of ($1,433,038). This additional loss upon disposition was recorded because it was determined that the securities of Turkey DeLite which were used as part of the purchase of the industrial valve and powder coating assets, had no value and because Turkey DeLite has no reliable financial information, no value of the securities could be given. (Notwithstanding the Company's reasonable requests for current financial information, it has not been able to obtain this information from the management of Turkey DeLite, which is not affiliated with the Company or within its control.) After March 31, 1995 and prior to the acquisition of Success and Re-Prod effective July 1995, the Company did not have any operating business. During the transitional eight month period ended June 30, 1995 the Company experienced a net loss of ($959,233) as compared to a net loss of ($1,603,038) for the eight months ended June 30, 1994. The net loss of ($959,233) through date of disposition of subsidiaries was on sales of $575,265. Cost of goods sold were $284,540 and operational expenses were $790.766.

Effects of Inflation

     The impact of inflation on the Company's financial condition and results of operations has not been significant.

Liquidity and Capital Resources

     The Company has financed its working capital requirements, capital expenditures, and acquisitions through cash flows generated from operations, debt, and sale of common stock. Cash used in operations for the year ended June 30, 1996 was $242,435 and cash used in operations for the eight months ended June 30, 1995 was $429,803. The Company had $74,479 in depreciation and amortization expense which did not require cash outlay for the year ended June 30, 1996. Cash received from financing activities of $569,716 was comprised of issuance of common stock for $365,901, proceeds of long term debt of $172,891 and proceeds from officer loan of $30,834. Cash flow used for investing activities of $318,893 was for the purchase of Success Direct, Inc. and certain assets of Re-Prod, Inc.

     In April 1996, the Company decided not to pursue its acquisition of Nexim. Nexim has proposed to execute a promissory note in favor of the Company in the principal amount of $161,894.36 bearing interest at the prime rate. Nexim will pay interest only for six months commencing two months after execution of the note and principal and accrued interest to be paid in 36 monthly installments thereafter or the initial public offering of Nexim's securities. Alternatively Nexim can extinguish the entire note with a lump sum payment of $81,000 at any time. At June 30, 1996 the Company estimated that there is a substantial likelihood that the Company would collect all or part of this note.

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

Item 7. Financial Statements

     The response to this Item is submitted as a separate section of this report commencing on page F-1

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable.

                                    PART III

Item 9  Directors and Executive Officers of the Registrant

     The current executive offices and directors of the Company are set forth below:

Name               Age   Position
----               ---   --------
Bob J. Sudderth     57   Chairman, Director(1)
Irwin Schneidmill   43   CEO, President, Chief Financial Officer and Director(2)
Andrew L. Jaloza    36   Director(3)
James P. Lofland    44   Director(4)
Martin Ewenstein    61   Director(5)
Robert W. Trause    54   Director
Mark Wolchuck       44   Director
Edward J. Lerma     58   Director and Secretary(6)
Ruddy L. Munyon     49   Director(7)

(1) Bob J. Sudderth resigned as Chairman and Director of the Company effective August 1, 1995.

(2) Mr. Schneidmill was elected President, Chief Financial Officer, and a Director of the Company on August 1, 1995.

(3) Mr. Jaloza resigned as Director of the Company effective October 7, 1996.

(4) Mr. Lofland resigned as Director of the Company effective October 7, 1996.

(5) Mr. Ewenstein resigned as Director of the Company effective December 31,
    1996.

(6) Mr. Lerma resigned as Director and Secretary of the Company effective August 1, 1995.

(7) Mr. Munyon resigned as Director and Secretary of the Company effective September 28, 1995.

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

     Bob J. Sudderth Mr. Sudderth served as Chairman of the Board, President, and Treasurer of the Company until August 1, 1995. Mr. Sudderth has been active in the industrial valve business since 1966, having worked in valve sales and service, and related businesses in Oklahoma, Texas, California, New Jersey and Canada. During the 1970's and 1980's he was active as an officer in unrelated companies engaged in the business of industrial equipment supplies, oil and gas development and production, and real estate development. From 1988 to 1990 he spent full time on personal investments, primarily on real estate projects which were operated by unrelated third parties. In January, 1990, he filed a personal voluntary Chapter 7 petition in US Bankruptcy Court for the Northern District of Texas, Dallas Division. The Case was discharged on April 14, 1992. In late 1990, Mr. Sudderth founded and operated Valves International in northeastern Oklahoma and later incorporated it in that state. Valves International, Inc. had been a wholly owned subsidiary of the Company. Following a growing volume of business with customers and suppliers in the Texas Gulf Coast area, he acquired the industrial valve shop and office facility at 4807 Clinton Drive in Houston in May, 1992, and changed the name to Central Valve Services, Inc. From that company, Alloy Valve International, Inc. was formed in October, 1992 as a separate corporation to perform both domestic and international sales and marketing functions for valve inventory at all company locations. CVS and AVI had both been wholly owned subsidiaries of the Company. In

July 1995, Mr. Sudderth became the President and Chief Executive Officer and Director of Turkey DeLite International, Inc. (a.k.a. ATCO Corporation) ("Turkey DeLite"), which he has represented to the Company as being a publicly traded company which trades on the "Pink Sheets". On August 1, 1995, Turkey DeLite purchased substantially all of the valve businesses from the Company. See "Certain Relationships and Related Transactions". On August 1, 1995, Mr. Sudderth resigned as Chairman of the Board of the Company and no longer holds any positions with the Company.

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

     Robert W. Trause has served as a Director since March 4, 1996. He has twenty-five years of professional experience in administration, management, marketing and sales within small to mid-size companies. Mr. Trause has served as a Professional Insurance Broker since 1991 with Professional Insurance Associates, Inc., Carlsdadt, New Jersey, as well as a consultant on employee benefits for Employer Solutions, Farmingdale, New York, in 1990-1991. From 1988-1990 he was Senior Vice President of Administration for J.T. Moran & Company, Incorporated, an investment banking firm where he directed administration for the New York corporate headquarters and 26 branches (in excess of 1000 employees).

     Martin Ewenstein has served as a Director since March 4, 1996. Mr. Ewenstein is Vice President of Yonmir Pearls, Inc., a privately held importer of pearls. Prior to 1991, he was employed by the CBS for twenty (20) years as a Corporate Planning Economist. Futhermore, Mr. Ewenstein has worked as a book publisher, and a real estate entreprenuer. Mr. Ewenstein received a Master of Economics degree from Columbia University.

     Mark Wolchock has served as a Director since January 8, 1997. He has also been employed as Regional Sales Manager for the Cannon Corporation, a publicly held corporation from 1985 until 1991. Currently, Mr. Wolchock is acting as Regional Sales Manager of Baxter Health Care, a public corporation and President of Majestic Solutions Inc., a privately held corporation.

Item 10. Executive Compensation

     Mr. Irwin Schneidmill became the President and Chief Executive Officer of the Company in August, 1995 at an annual salary of $140,000 per annum. In consideration of his employment by the Company Mr. Schneidmill also received and beneficially owns 1,000,000 options of the Company which are immediately exercisable at $.20 per share pursuant to a Stock Option Certificate and Agreement dated September 15, 1995. The options expire in September 1998. In addition, the Company pays $570 per month for the lease on Mr. Schneidmill's car plus automobile insurance. Mr. Schneidmill also participates in the Company's group health insurance plan. Neither the Company nor its subsidiaries paid a salary to any of its officer for the twelve month period ending June 30, 1996.

     The following table discloses for the fiscal years ended December 31, 1994, 1995, and 1996, individual compensation information relating to the chief executive officer of the Company and the executive officers of the company who earned in excess of $100,000 during 1996 (the "Named Executive Officers").

                           Summary Compensation Table

                                Annual Compensation                 Long Term Compensation
                           ----------------------------  --------------------------------------------
Name and                                   Other Annual   Restricted   Options   LTIP     All Other
Principal Position         Salary   Bonus  Compensation  Stock Awards   /SARS   Payouts  Compensation
                           ($)/(1)   ($)       ($)           ($)         ($)      ($)
Irwin Schneidmill
Chief Executive Officer
& President(2)
1996                       140,000    0         -             0           0        0          0
1995                       45,000     0         -             0           0        0          0
1994                       0          0         0             0           0        0          0

Bob J. Sudderth
Chairman of the Board,
President & Treasurer(3)
1996                       0          0         0             0           0        0          0
1995                       0          0         0             0           0        0          0
1994                       0          0         0             0           0        0          0

------------
(1) Mr. Schneidmill received no compensation or other benefits from the Company during fiscal years 1994 and 1995. The amounts reported above for fiscal year 1995 were paid to Mr. Schneidmill by Success Direct, Inc. which is currently a wholly owned subsidiary of the Company, but during 1994 and 1995 was owned by a corporation not related to the Company. However, because the financial results of the Company have been consolidated with those of Success Direct, Inc. retroactively to July 1994 by reason of common ownership, compensation and other benefits paid to Mr. Schneidmill by Success Direct, Inc. have been included in the above table.

(2) Mr. Schneidmill became President and Chief Executive Officer of the Company in August, 1995.

(3) Mr. Sudderth served as Chairman of the Board, President and Treasurer until August 1, 1995.

                      Option/SAR Grants In Last Fiscal Year

The following table sets forth information with respect to option grants during 1996 to the Named Executive Officers.

                                  Percent of Total
                                    Options/SARs
                                    Granted to      Exercise
                    Options/SARs    Employees in     Price     Expiration
Name                Granted (#)     Fiscal Year       ($)         Date
----                ------------  ----------------  ---------  ----------
Irwin Schneidmill   66,667(1)(2)        100%          $.20       9/14/98

------------
(1) All options were granted pursuant to a stock option certificate and agreement dated September 15, 1995, and are non-qualified options receiving no special tax benefits. The agreement provided for the grant of 1,000,000 options, immediately exercisable, representing the right to purchase 1,000,000 shares of the Company's restricted common stock. The term of the options is three years from the date of grant. The option price and number of option shares are adjustable only according to a non-dilution provision.

(2) 66,667 adjusted to reflect a 15 for 1 share reverse stock split, effective May 1996.

             Aggregated Option/SAR Exercises In Last fiscal Year and
                           F/Y End Option/SAR Values

The following table sets forth information with respect to option exercises ad fiscal year-end option values for the Named Executive Officers.

                                                                        Value of Unexercised
                      Shares      Value     Number of Unexercised           in-the-money
                   On Acquired   Realized   Options/SARs at FY-End    Options/SARs at FY-End(1)
Name               Exercise (%)    ($)     Exercisable/Unexercisable  Exercisable/Unexercisable
----               ------------  --------  -------------------------  -------------------------
Irwin Schneidmill        0          -             66,667/0(2)                 $333,735/0

------------
(1) Based upon the bid price of the Company's Common Stock on June 30, 1996 of $5.06.

(2) 66,667, adjusted to reflect a 15 for 1 share reverse stock split, effective May, 1996.

(3) No stock appreciation rights ("SAR") were granted in 1995-1996.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of June 1, 1996, the record and beneficial ownership of Common Stock of the Company by each officer and director, all officers and directors as a group, and each person known to the Company to own beneficially or of record five percent or more of the outstanding shares of the
Company:

                                    Number of            Percentage
                                   Shares Owned           of Shares
Name and Address                Beneficially(1)(3)       Outstanding
----------------                ------------------       -----------
Irwin Schneidmill(2)                  94,339                 9.9%
20 Roble Road
Suffern, NY 10901

Bob J. Sudderth(4)                    63,500                6.66%
P.O Box 32
Nowata, OK 74448

John Formicola (5)                   187,648               19.68%
345 Kinderkamack Rd
Westwood, NJ 07675

Re-Prod, Inc.                         50,000                5.24%
245 Pegasus Avenue
Northvale, NJ 07647

Jacob Lahav                           50,000                5.24%
20 Deerkill Road
Hohokus, NJ 07423

Officers and directors               157,667               16.56%
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

(2) Includes 66,667 shares issuable upon exercise of currently exercisable options (adusted to reflect the Company's May 1996 15 for 1 share reverse stock split). See "Executive Compensation."

(3) Does not include 278,153 of Preferred Stock of the Company which is currently exercisable into Common Stock.

(4) Includes 8,333 shares owned by Joyce Sudderth, the wife of Bob J. Sudderth.

(5) Includes 27,667 shares owned by Performance Capital Corp., 100% of which 100% is owned by John

    Formicola, includes 93,316 shares of Common Stock held by Mr. Formicola as a result of a conversion of approximately $205,000 in debt at a conversion rate of $2.25 per share, includes options to purchase 66,665 shares of Common Stock which are immediately exercisable at $3.00 per share.

(6) By virtue of his positions as Chief Executive Officer and President of Re-Prod, Inc., as well as a 100% owner of Re-Prod, Inc., Mr. Lahav may be deemed to have voting and investment power with respect to, and therefore may be deemed beneficial owner of, Re-Prod Inc.'s ownership of the Company.

Item 12. Certain Relationships and Related Transactions

     On August 29, 1995 the Company purchased, as of July 1, 1995, all of the issued and outstanding common stock of Success Direct, Inc., a mail order business products company ("Success"). The principal stockholder of Success, Mr. Irwin Schneidmill who owned 41.5% of Success, became the President and Chief Executive Officer of the Company on August 1, 1995.

     Simultaneously with the acquisition of Success, Success assigned to the Company its agreement to purchase certain business assets from Re-Prod, Inc., including the name Remarkable Products, and the Company consummated the transaction with Re-Prod, Inc. The assets purchased from Re-Prod, Inc. are related to the direct mail industry.

     In connection with the above, the Company paid to Mr. Schneidmill 415,000 shares of the restricted common stock of the Company. Additionally, in connection with the acquisition of certain assets of Re-Prod, Inc., Mr. Schneidmill and Mr. John Formicola a stockholder of the Company, have personally guaranteed the payment by the Company of a $250,000 promissory note payable to Re-Prod, Inc. This note bares interest at 9% per annum and is to be paid monthly by the Company in varying amounts by applying the income received from renting its mailing list on a monthly basis. On November 20, 1995, the Company contends there was $210,127.53 principal amount remaining under the note.

     As part of the acquisition Re-Prod, Inc., also received 750,000 shares (50,000 shares, post-split) of the restricted common stock of the Company. 375,000 (25,000, post-split) of such 750,000 were personally guaranteed by Mr. Schneidmill to have a market value of $393,750 ($1.05 per share) on January 1, 1996. The value of the common stock at February 1, 1996 was approximately $78,750. The Company and Mr. Schneidmill and Formicola personally, have also executed a "Put Option Agreement", whereby Re-Prod, Inc. can put these 375,000 (25,000, post-split) shares to the Company as of January 1, 1996 and demand payment of $393,750. Such demand was made on January 31, 1996. Furthermore, Mr. Schneidmill and Mr. Formicola have guaranteed that the remaining 375,000

(25,000, post-split) shares of the Company's common stock held by Re-Prod, Inc. will have a market value of $412,500 on July 1, 1996. The shares having a guaranteed value at July 1, 1996 are subject to an identical Put Option Agreement.

     The Company, together with Mr. Schneidmill and Mr. Formicola have contended that the assets purchased from Re-Prod, Inc. were not as represented in the purchase agreement and are seeking a renegotiation of the consideration paid for those assets, including a renegotiation of their personal guarantees. See "Litigation".

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

     Performance Capital Corporation which is owned by Mr. John Formicola had lent Success $250,000 prior to its acquisition by the Company in the form of five promissory notes in the amount of $50,000 each dated December 15, 1994 and January 15, February 15, March 15 and April 15, 1995. Each bearing interest at the rate of 10% per annum. Performance Capital Corporation had owned of the outstanding common stock 41.5% of Success at that time. The Company assumed that debt upon the acquisition of Success and paid to Performance Capital Corporation 415,000 shares of common stock of the Company. The terms of that debt are as follows: all interest is to accrue through 1995 and payments on interest are to commence February 1, 1996 and accrued interest shall be paid in six equal monthly installments. Payments on principal are to commence February 1, 1997 and shall be paid monthly, together with interest, for 60 months. Subsequent to the acquisition of Success by the Company, Mr. Formicola and or Performance Capital have lent the Company an aggregate of approximately $205,000 for working capital purposes. This $205,000 is subject to an 11% demand promissory note date August 1, 1995.

     On August 31, 1995, the Company entered into a purchase agreement whereby it sold all of its wholly owned subsidiaries with the exception of U.S. Powder Coatings, Inc. to ATCO Corporation ("Turkey DeLite" or "Purchaser") for $1,900,000 in cash, promissory notes and common stock. Turkey DeLite's principal executive officer, Mr. Bob J. Sudderth, is also the Chairman of the Board of Directors of the Company. The subsidiaries referred to herein include Valves International, Inc., Central Valve Services, Inc., Alloy Valve International, Inc. and Gulf Coast Powder Coatings, Inc. The sales price consisted of a combination of 1,550,000 shares of common stock of the Purchaser, issuance of a $150,000 promissory note and the payment of $200,000 contingent upon the successful completion of a stock offering by the Purchaser. Currently, the Company's largest asset is its shareholdings of Turkey DeLite.

     Mr. Sudderth had sold certain equipment and facilities to Central Valve Services, Inc., which had been a subsidiary of the Company at the time of such sale. Mr. Sudderth is owed approximately $600,000 from Central Valve Services, Inc. as a result of such sale. The Company is not liable for such debt.

     In September 1995, the Company executed a letter of intent to purchase all of the issued and outstanding stock of Nexim, a 100% of which is owned by Andrew Jaloza who became a director of the Company in January 1996. Upon the execution of the letter of intent, the Company paid to Mr. Jaloza $100,000 as a down payment for the purchase of Nexim. Nexim owns a technology known as Medphone, a medical device product, to which the Company has invested approximately $33,000 toward its development. The Company has committed to investing an additional $30,000 for the development of the Medphone technology through June 1996 at which tie it will reevaluate the acquisition of Nexim.

     Richard Greene, the Company's former President and legal counsel received 100,000 shares (6,666 shares, post-split) of the Company's common stock in full payment of legal services previously rendered to the Company. These shares were registered for Mr. Greene pursuant to a Form S-8 filed with the Securities and Exchange Commission on September 18, 1995, and Mr. Greene has since disposed of the shares.

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

 **10(e) - Purchase Agreement between the Company and Re-Prod Inc., for the purchase of certain assets of Re-Prod, Inc., dated August 31, 1995.

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

***10(h) - Employment Agreement between Irwin Schneidmill and the Company dated
           March 1, 1996.

***10(i) - Supply contracts between the Company and V.W. Eimicke, Ltd. each dated September 6th, 1990.

***10(j) - Indemnity Agreement between the Company and Irwin Schneidmill and J
           John Formicola, indemnifying them against liabilities arising from the acquisition of assets of Re-Prod, Inc.

         - Subsidiaries of the Company

***10(k) - Stock Option Certificate and Agreement between the Company and Irwin
           Schneidmill dated September 15, 1995.

     (b) Reports on Form 8-K - The Registrant did not file any reports on Form 8-K during the last quarter of the fiscal year ended June 30, 1996.

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

                                       CELESTIAL VENTURES CORPORATION

                                       By: /s/ IRWIN SCHNEIDMILL
                                           Irwin Schneidmill
                                           President, Chief Executive, and
                                           Financial Officer and a Director
Dated: April 4, 1997

     Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

Name                               Title                         Date
----                               -----                         ----
/s/ Irwin Schneidmill    President Chief Executive           April 4, 1997
Irwin Schneidmill        and Financial Officer, and
                         a Director (Principal
                         Executive and Financial Officer)

/s/Robert Trause         Director                            April 4, 1997
Robert Trause

/s/Mark Wolchock         Director                            April 4, 1997
Mark Wolchock

CELESTIAL VENTURES CORPORATION
  AND SUBSIDIARIES
Consolidated Financial Statements
June 30, 1996

To the Board of Directors and Stockholders
Celestial Ventures Corporation

We have audited the accompanying balance sheet of Celestial Ventures Corporation as of June 30, 1996, and the related statements of operations, shareholders' (deficit), and cash flows for the year ended June 30, 1996 and the eight months ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celestial Ventures Corporation as of June 30, 1996, and the results of its operations and its cash flows for the year ended June 30, 1996 and the eight months ended June 30, 1995 in conformity with generally accepted accounting principles.

RAICH ENDE MALTER LERNER & CO.

East Meadow, New York
October 18, 1996, except for Note 10, as to which the date is November 12, 1996

CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
June 30, 1996

Assets
     Current Assets
       Cash and cash equivalents                                 $     11,950
       Accounts receivable - net of allowance for doubtful
         accounts of $5,000                                           128,012
       Inventory                                                      153,037
       Prepaid expenses and other current assets                       20,034
       Advance receivable                                              15,000
                                                                 ------------

                                                                      328,033
                                                                 ------------
     Equipment, Furniture and Leasehold Improvements -
       net of accumulated depreciation of $10,551                      35,114
                                                                 ------------
     Other Assets
       Intangible assets - net of accumulated amortization
         of $66,667                                                   933,333
       Deposits                                                         5,850
       Other                                                            2,634
                                                                 ------------

                                                                      941,817
                                                                 ------------

             Total Assets                                        $  1,304,964
                                                                 ============

See notes to financial statements.

CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
June 30, 1996

Liabilities and Shareholders' (Deficit)
     Current Liabilities
       Current maturities of long-term debt                        $    255,969
       Accounts payable                                                 102,131
       Accrued and other expenses                                        48,113
       Shareholders' loans                                               45,000
                                                                   ------------

                                                                        451,213
                                                                   ------------
     Other Liabilities
       Long-term debt                                                   242,642
       Net liabilities of discontinued operations                       188,500
                                                                   ------------

                                                                        431,142
                                                                   ------------

             Total Liabilities                                          882,355
                                                                   ------------

     Redeemable Common Stock - 50,000 shares                            806,250
                                                                   ------------
     Shareholders' (Deficit)
       Convertible Preferred Stock - $.001 par value;
         authorized 50,000,000 shares, issued and
         outstanding 271,853 shares                                         272
       Common Stock - $.001 par value; authorized 50,000,000
         shares, issued and outstanding 1,076,186 shares                  1,076
       Additional paid-in capital                                     4,817,487
       Accumulated (deficit)                                         (5,202,476)
                                                                   ------------

             Total Shareholders' (Deficit)                             (383,641)
                                                                   ------------

     Total Liabilities and Shareholders' (Deficit)                 $  1,304,964
                                                                   ============

See notes to financial statements.

CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

                                                  For the           For the
                                                Year Ended    Eight Months Ended
                                               June 30, 1996     June 30, 1995
                                               ---------------------------------
Sales                                          $    1,071,338   $           -

Cost of Sales                                         280,698               -
                                               --------------   -------------

Gross Profit                                          790,640               -
                                               --------------   -------------
Operating (Income) and Expenses
   Selling                                            235,917               -
   General and administrative                       1,109,042         122,611
   Other income                                        (2,222)              -
                                               --------------   -------------

                                                    1,342,737         122,611
                                               --------------   -------------

(Loss) from Continuing Operations                    (552,097)       (122,611)
                                               --------------   -------------
Discontinued Operations
   Income (loss) from operations of
     discontinued subsidiaries - net of taxes          66,957        (959,233)

   (Loss) on disposal of subsidiaries - net
     of taxes                                               -      (1,498,410)
                                               --------------   -------------

   Income (loss) from discontinued operations          66,957      (2,457,643)
                                               --------------   -------------

Extraordinary Item - forgiveness of debt               34,000               -
                                               --------------   -------------

Net (Loss)                                     $     (451,140)  $  (2,580,254)
                                               =============    =============

Weighted Average Common Shares Outstanding            878,239         383,463
                                               ==============   =============

(Loss) Per Share                               $         (.51)  $       (6.73)
                                               ==============   =============

See notes to financial statements.

CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders' (Deficit)
For the Eight Months Ended June 30, 1995 and the Year  Ended June 30, 1996

                                               Convertible
                                             Preferred Stock          Common Stock       Additional
                                          ---------------------  ---------------------    Paid-In       Accumulated
                                           Shares        Amount      Shares    Amount     Capital        (Deficit)        Total
                                          ----------------------------------------------------------------------------------------
Balance - October 31, 1994                   878,163    $   878      517,924   $   518  $  3,716,763   $  (1,887,021)  $ 1,831,138
   Stock issued                                    -          -      142,467       142       448,684               -       448,826
   Net (loss)                                      -          -            -         -             -      (2,580,254)   (2,580,254)
                                          ----------    -------  -----------   -------  ------------   -------------   -----------

Balance - June 30, 1995                      878,163        878      660,391       660     4,165,447      (4,467,275)     (300,290)
   Stock issued                                    -          -      194,500       194       365,707               -       365,901
   Stock issued for legal services
     rendered                                      -          -       13,333        13        49,987               -        50,000
   Debt conversions to stock                       -          -       99,983       100       234,858               -       234,958
   Conversions of preferred stock           (606,310)      (606)      40,421        41           565               -             -
   Net (loss)                                      -          -            -         -             -        (451,140)     (451,140)
   Acquisition of Success Direct
     (Pooling)                                     -          -       66,667        67           933        (284,061)     (283,061)
   Issuance of shares in reverse split             -          -          891         1           (10)              -            (9)
                                          ----------    -------  -----------   -------  ------------   -------------   -----------

Balance - June 30, 1996                      271,853    $   272    1,076,186   $ 1,076  $  4,817,487   $  (5,202,476)  $  (383,641)
                                          ==========    =======  ===========   =======  ============   =============   ===========

See notes to financial statements.

CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows                                Page 1 of 2

                                                                    For the               For the
                                                                   Year Ended        Eight Months Ended
                                                                 June 30, 1996         June 30, 1995
                                                                 ---------------------------------------
Cash Flows from Operating Activities
   Net (loss)                                                     $  (451,140)        $   (2,580,254)
   Adjustments to reconcile net (loss) to net cash
     (used in) operating activities:
       Depreciation and amortization                                   74,479                      -
       Loss on sale of subsidiaries                                         -              1,498,410
       Income (loss) from discontinued operations                     (66,957)               959,233
       (Increase) decrease in:
         Accounts receivable                                          (16,708)                     -
         Inventory                                                    103,181                      -
         Prepaid expenses and other current assets                     (6,665)                     -
       Increase (decrease) in:
         Accounts payable                                             (17,666)                18,694
         Accrued and other expenses                                    42,727                      -
         Accretion on redeemable common stock                          56,250                      -
       Expenses paid through the issuance of common stock              63,147                      -
                                                                  -----------         --------------

       Net cash used in continuing operations                        (219,352)              (103,917)

       Net cash used in discontinued operations                       (23,083)              (325,886)
                                                                  -----------         --------------

                                                                     (242,435)              (429,803)
                                                                  -----------         --------------
Cash Flows from Financing Activities
   Proceeds from issuance of common stock                             365,901                448,826
   Payment of officer's loan                                          (39,166)                     -
   Proceeds of loans from shareholder                                  70,000                      -
   Payments of long-term debt                                         (24,119)                     -
   Proceeds from long-term debt                                       197,100                      -
                                                                  -----------         --------------

                                                                      569,716                448,826
                                                                  -----------         --------------

Cash Flows from Investing Activities
   Purchase of subsidiary                                            (315,000)                     -
   Deposits advanced                                                   14,352                (29,210)
   Acquisitions of fixed assets                                       (18,245)                     -
                                                                  -----------         --------------

                                                                     (318,893)               (29,210)
                                                                  -----------         --------------

See notes to financial statements.

CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows                                Page 2 of 2

                                                                     For the               For the
                                                                   Year  Ended         Eight Months Ended
                                                                  June 30, 1996          June 30, 1995
                                                                  ---------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents              $     8,388         $      (10,187)

Cash and Cash Equivalents - beginning of period                         3,562                 13,749
                                                                  -----------         --------------

Cash and Cash Equivalents - end of period                         $    11,950         $        3,562
                                                                  ===========         ==============
Supplemental Disclosures
     Cash paid for:
       Interest                                                   $     6,612         $            -
                                                                  ===========         ==============
     Non-cash investing and financing transactions:
       Acquisition of subsidiary through issuance of
         common stock                                             $     1,000         $            -
                                                                  ===========         ==============
       Purchase of assets in exchange for:
         Note payable                                             $   250,000         $            -
                                                                  ===========         ==============
         Redeemable common stock                                  $   750,000         $            -
                                                                  ===========         ==============
       Shareholder loans converted to common stock                $    25,000         $            -
                                                                  ===========         ==============
       Long-term debt converted to common stock                   $   179,100         $            -
                                                                  ===========         ==============
       Common stock issued for services rendered                  $    50,000         $            -
                                                                  ===========         ==============
       Interest expense paid through issuance of
         common stock                                             $    13,147         $            -
                                                                  ===========         ==============
       Accretion on redeemable common stock                       $    56,250         $            -
                                                                  ===========         ==============

See notes to financial statements.

CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 1996 and 1995

1 - Business and Summary of Significant Accounting Policies

  Celestial Ventures Corporation ("CVC") was organized under the laws of the State of Nevada on January 28, 1987. CVC's activities consist of ownership of various diversified businesses. On May 1, 1995, CVC sold its businesses which were involved in the sales and repair of industrial valves, and application of powder coatings onto industrial materials. CVC subsequently purchased a wholly-owned subsidiary on July 1, 1995, Success Direct, Inc., which is in the business of Business to Business direct mail marketing. Effective June 30, 1995, CVC changed its year-end from October to June.

  Significant accounting policies follow:

  a. Principles of Consolidation - The consolidated financial statements include the accounts of CVC and its subsidiaries (the "Company") after elimination of intercompany accounts and transactions. Investments in affiliated companies are accounted for using the equity method.

  b. Inventory - Inventory is valued at the lower of cost (first-in, first-out basis) or market.

  c. Equipment , Furniture and Leasehold Improvements - Equipment, furniture and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets using the straight-line method.

  d. Intangible Assets - The costs of the customer list, trademarks and telephone numbers acquired are being amortized on a straight-line basis over 15 years.

  e. Income Taxes - Current income taxes are based on the taxable income for the year, as measured by the current year's tax returns. Deferred income taxes arise primarily due to various temporary differences between financial and income tax reporting. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

  f. Earnings Per Share - Computed by dividing the net loss by the weighted average number of shares outstanding during the year. Common stock equivalents have not been included in the earnings-per-share computation because of their anti-dilutive effect.

  g. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the

                                                                       Continued
      reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

      Actual results could differ from those estimates.

  h. Reclassifications - Various accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year's financial statements. These reclassifications had no impact on the results of operations.

2 - Equipment, Furniture and Leasehold Improvements

  As of June 30, 1996, equipment, furniture and leasehold improvements, acquired July 1, 1995, are summarized as follows:

       Equipment                                           $      36,375
       Furniture and Fixtures                                      3,749
       Leasehold Improvements                                      5,541
                                                           -------------
                                                                  45,665
       Less:  Accumulated depreciation and amortization           10,551
                                                           -------------

                                                           $      35,114
                                                           =============

3 - Intangible Assets

  As of June 30, 1996, intangible assets, acquired July 1, 1995, are summarized as follows:

           Customer List                                       $     850,000
           Trademarks                                                100,000
           Telephone Numbers                                          50,000
                                                               -------------
                                                                   1,000,000

           Less:  Accumulated amortization                            66,667
                                                               -------------

                                                               $     933,333
                                                               =============

                                                                       Continued

4 - Long-Term Debt

  At June 30, 1996, long-term debt consists of the following:


    Note Payable - Re-prod, Inc. - payable in monthly principal payments of $10,000 or the amount of monthly list rental income, whichever is greater - separate monthly interest payments of 9%
    of the unpaid principal balance are also due - two of the
    Company's shareholders have personally guaranteed the payment of this note - as of June 30, 1996, the Company has instituted a lawsuit against Re-prod, Inc. and has stopped making principal and interest payments - interest has been accrued on the unpaid principal balance since the last payment was made and the note
    has been classified as current                                    $229,448

    Notes Payable - Performance Capital - five separate $50,000 notes (dated December, 1994; January, 1995; February, 1995;
    March, 1995; and April, 1995) - assumed in connection with the acquisition of Success Direct, Inc. - payable in monthly
    principal payments of $833 for each note beginning February,
    1997 for 60 consecutive months - interest is 9% for all notes, has accrued through December, 1995 and is payable monthly
    beginning January, 1996 on the unpaid principal balance - as of
    June 30, 1996, interest has only been accrued - no payments have been made because of a subsequent agreement made to renegotiate
    the note payable (see Note 10 - Subsequent Events)                 250,000

    Capitalized Lease Obligation - assumed in connection with the acquisition of Success Direct, Inc. - payable in monthly
    installments of $567, inclusive of interest at an annual rate of approximately 14% - expires December, 1999 and is collateralized
    by various equipment                                                19,163
                                                                      --------
                                                                      $498,611
    Less:  Current maturities of long-term debt                        255,969
                                                                      --------
                                                                      $242,642
                                                                      ========
Principal payments required for the five years subsequent to June 30, 1996 are summarized as follows:

                June 30, 1997         $  255,969
                         1998             55,091
                         1999             55,839
                         2000             53,234
                         2001             50,561
                                      ----------
                                      $  470,694
                                      ==========
                                                                       Continued
                                      F-11

5 - Income Taxes

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting and the amounts recognized for income tax purposes. The significant components of deferred tax assets, as of June 30, 1996, are as follows:

           Assets
             Net operating loss carryforwards     $  408,000
             Less:  Valuation allowance              408,000
                                                  ----------
                                                  $        -
                                                  ==========
       The net deferred tax asset is fully offset by a valuation allowance due to uncertainties surrounding the ultimate realization of those assets. At June 30, 1996, approximately $1,200,000 of net operating loss carryforwards, which expire in various periods through 2011, are available to offset future taxable income.

6 -    Discontinued Operations and Sale of Subsidiaries

       During the year ended June 30, 1996 and the period November 1, 1994 through June 30, 1995, the Company's discontinued operations consisted of the following:

                               Gulf Coast          Valves                  U.S.
                                 Powder         International, Inc.       Powder
                              Coatings, Inc.      and Subsidiaries      Coaters, Inc.      Total
                           ----------------------------------------------------------------------------
           1996
             Income            $        -          $         -          $    66,957      $      66,957
             Expenses                   -                    -                    -                  -
                               ----------          -----------          -----------      -------------
                               $        -          $         -          $    66,957      $      66,957
                                                                                         =============
           1995
             Income            $  158,311          $   416,952          $         -      $     575,263
             Expenses             153,347              921,957              459,192          1,534,496
                               ----------          -----------          -----------      -------------
                               $    4,964          $  (505,005)         $  (459,192)     $    (959,233)
                               ==========          ===========          ===========      =============

                                                                       Continued
                                      F-12

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

       After consummating this transaction, management determined that the ultimate realization of the promissory notes and common stock was uncertain and fully reserved against these assets at June 30, 1995. Consequently, the Company incurred a loss on the disposal of these subsidiaries of $1,498,410.

       Since there are uncertainties surrounding the ultimate realization of any deferred tax assets, the tax benefits from the losses from discontinued operations and disposal of subsidiaries have been offset by valuation allowances resulting in no net tax benefit from these losses.

       Net liabilities of discontinued operations are as follows:

           Note Payable                                  $  170,000
           Other Liabilities                                 18,500
                                                         ----------
                                                         $  188,500
                                                         ==========

       The note payable represents the renegotiated balance due to R.M. Engineering on a note related to the acquisition of USPC's equipment. The note is due on demand, bears interest at 4%, and is secured by the equipment.

                                                                       Continued
                                      F-13

7 - Acquisitions

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

       The summarized assets and liabilities of the separate companies on July 1, 1995, the date of acquisition, were as follows:

                                                         Acquired
                                            Company        Company
                                        -----------    ------------
     Current Assets                     $    28,562    $     65,891
     Property and Equipment - net                 -          24,681
     Other Assets                             4,210           5,992
                                        -----------    ------------

           Total Assets                      32,772          96,564
                                        -----------    ------------

     Current Liabilities                     54,522         110,808
     Long-Term Liabilities                  278,540         268,816
                                        -----------    ------------

           Total Liabilities                333,062         379,624
                                        -----------    ------------

     Total Assets and Liabilities       $  (300,290)   $   (283,060)
                                        ===========    ============

       In connection with the acquisition of Success Direct, Inc. above, the Company was assigned a contract to purchase certain assets of Re-Prod, Inc. This acquisition, effective July 1, 1995, was accounted for as a purchase. The purchase price of $1,315,000 was allocated among the assets as follows:

                 Accounts Receivable                            $    107,000
                 Inventory                                           208,000
                 Customer List                                       850,000
                 Trademarks                                          100,000
                 Telephone Numbers                                    50,000
                                                                ------------
                                                                $  1,315,000
                                                                ============


      The intangibles (customer list, trademarks, and telephone numbers) will be amortized over their estimated useful lives of 15 years.

                                                                       Continued

      The purchase price was paid as follows:

                           Cash                             $    315,000
                           Note Payable                          250,000
                           Redeemable Common Stock               750,000
                                                            ------------
                                                            $  1,315,000
                                                            ============

      The note bears interest, payable monthly, at 9% per annum on the unpaid balance. Monthly payments of principal are also required, equaling the greater of net list rental income or $10,000. Two of the Company's shareholders personally guaranteed the payment of this note.

      The Company issued 750,000 shares of stock (pre-reverse split) valued at $1.00 per share. The Company guaranteed, through the issuance of put options, the value of 375,000 shares of the common stock to be $1.05 per share by January 1, 1996 and the value of the remaining 375,000 shares to be $1.10 per share by July 1, 1996.

      On February 21, 1996, the Company initiated a lawsuit against Re-Prod, Inc., in Federal Court in the Southern District of New York, White Plains, claiming a misrepresentation of the value of the assets acquired. The Company stopped payments on the note payable and did not honor the put options (see Note 10 - Subsequent Events).

8 - Reverse Stock Split

      On May 3, 1996, the Company effected a 1-for-15 reverse stock split which is reflected in these financial statements.

9 - Commitments

      The Company is obligated for leases of two sections of space in an industrial park in Monsey, New York. The minimum annual rent for the space is as follows:

                                         1997       $  21,269
                                         1998          11,235
                                                    ---------
                                                    $  32,504
                                                    =========
                                                                       Continued
                                      F-15

10 - Subsequent Events

        On November 12, 1996, the Company agreed on a settlement with Re-Prod, Inc. concerning the lawsuit described in Note 7. The Company has agreed to pay Re-Prod, Inc. approximately $706,000 through September 1, 1997. The Company has paid approximately $156,000 through November 14, 1996 and will pay further installments without interest as follows:

                 December 1, 1996                  $   62,500
                 January 1, 1997                       62,500
                 February 1, 1997                      62,500
                 March 1, 1997                         62,500
                 September 1, 1997                    300,000
                                                   ----------
                                                   $  550,000
                                                   ==========

       In addition, the Company will pay Re-Prod, Inc. the sum, if any, which is equal to one-half of the amount by which the September 1, 1997 closing value (based upon the mean between the bid/asked price) of the Company's common shares owned by Re-Prod, Inc. exceeds $300,000. Re-Prod, Inc. owns 50,000 shares (post-split) of the common stock of the Company.
       In exchange, Re-Prod, Inc. has agreed to release the Company of its obligations under the promissory note ($229,448 and $17,210 of principal and accrued interest, respectively) and the Price Put Option Contracts and Guarantee discussed in Note 7 ($806,250). Re-Prod, Inc. will maintain its security interest in certain assets of the Company until such time that Re-Prod, Inc. receives the payments denoted above.