Form 10QSB
period 1996-09-30
CELESTIAL VENTURES CORP
filed 1997-04-10
CIK 811639

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE Securities EXCHANGE ACT OF 1934
         For the quarterly period ended: September 30, 1996.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
         For the transition period from _______ to _____________.

         Commission file number 33-12613-NY

                        CELESTIAL VENTURES CORPORATION
       (Exact name of Small Business Issuer as specified in its charter)

                       NEVADA                          22-2814206
            ------------------------------         ------------------
           (State or Other Jurisdiction of          (I.R.S. Employer
            Incorporation or Organization)           Identification Number)


               382 Route 59, Section 310, Monsey, New York 10952
               -------------------------------------------------
                   (Address of principal executive offices)

                                (914) 369-0132
                                --------------
               (Issuer's telephone number, including area code)

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

                                                   X  Yes      No
                                                  ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding for each of the issuer's classes of common equity, as of the latest practicable date:


         Number of shares of Common Stock outstanding as of October 3, 1996:
1,129,053.

         Transitional Small Business Disclosure Format (check one)

         Yes       No  X
             ---      ---

                         PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                Celestial Ventures Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                           September 30,
                                                               1996
                                                           -------------
Assets:
Current Assets

   Cash                                                      $    8,726
   Accounts Receivable                                          193,032
   List Rental Receivable                                            --
   Inventory                                                    151,192
   Prepaid Expenses and Sundry Receivables                       97,495
                                                             ----------
       Total Current Assets                                     450,445
                                                             ----------
Property, Plant and Equipment                                    47,815
   Less: Accumulated Depreciation                               (14,900)
                                                             ----------
   Net Property, Plant and Equipment                             32,915
                                                             ----------

Other Assets
   Intangible Assets (Net)                                      916,666
   Other                                                         16,215
                                                             ----------
     Total Other Assets                                         932,881
                                                             ----------
Total Assets                                                 $1,416,241
                                                             ==========

     See Accompanying Notes to Condensed Consolidated Financial Statements
                                       1

                CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                           September 30,
                                                               1996
                                                           -------------
Liabilities
Current Liabilities

   Accounts Payable                                          $   92,278
   Current portion of long term debt                            489,453
   Loan payable - shareholder                                    27,000
   Accrued Expenses and Sundry Liabilities                       94,088
   Notes Payable                                                     --
                                                             ----------
     Total Current Liabilities                                  702,819
                                                             ----------
Long-Term Liabilities
   Notes Payable                                                     --
   Loan Payable Officer                                              --
   Long term debt                                               333,105
   Net liabilities of discontinued operations                        --
                                                             ----------
     Total Long-Term Liabilities                                333,105
                                                             ----------
Total Liabilities                                             1,035,924

Redeemable Common Stock                                         806,250
                                                             ----------
Shareholders' (Deficit)
Shareholders Equity:

   Preferred Stock                                                  272
   Common Stock                                                   1,076
   Additional Paid-In-Capital                                 4,817,487
   Accumulated Deficit                                       (5,244,768)
                                                             ----------
     Total Shareholders' (Deficit)                             (425,933)

Total Liabilities and Shareholders' (Deficit)                $1,416,241
                                                             ==========


     See Accompanying Notes to Condensed Consolidated Financial Statements
                                       2

                CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED

                                              September 30,      September 30,
                                                  1996                1995
                                              -------------      -------------
Revenues

Sales                                          $205,192            $215,758
                                               --------            --------
Cost of Sales                                    53,612              32,980
                                               --------            --------
Gross Profit                                    151,580             182,778

Operating Expenses
   General and Administrative Expenses          193,872             207,889
                                               --------            --------
Net (Loss) Before Other Income (Deductions)     (42,292)            (25,111)
                                               --------            --------

Other Income (Deductions)
   Interest Expense                                  --             (18,750)
   Interest Income                                   --               9,293
   Forgiveness of Debt                               --               9,000
                                               --------            --------
     Total Other Income (Deductions)                 --                (457)
                                               --------            --------

Discontinued operations
  (Loss) from operations of discontinued
   subsidiaries - net of taxes                       --                  --
                                               --------            --------
Net (Loss)                                     $(42,292)           $(25,568)
                                               ========            ========
Net (Loss) Per Share                              $(.04)              $(.01)
                                                  =====               =====


     See Accompanying Notes to Condensed Consolidated Financial Statements

                CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE THREE MONTHS ENDED

                                                September 30,     September 30,
                                                    1996              1995
                                                -------------     -------------
Cash Flows from Operating Activities
Net (Loss)                                        (42,292)          (25,568)
                                                  -------           -------
   Adjustments to reconcile net income to
    net cash flows from operating activities:
   Depreciation                                     4,349             4,360
   Amortization                                    16,667            16,667
   Interest on redeemable common stock                 --            18,750
Changes in assets and liabilities:


Decrease (increase) in:
   Accounts receivable                            (65,020)          (62,192)
   Inventory                                        1,845           (47,781)
   Prepaid expenses                               (62,461)         (241,039)
   Other                                           (7,731)           25,854

Increase (decrease) in:
   Accounts payable                                (9,853)           77,490
   Accrued expenses and sundry liabilities         45,975            42,189
                                                 --------          --------
     Total adjustments                            (76,229)         (165,702)
                                                 --------          --------
       Net cash used in operating activities     (118,521)         (191,270)
                                                 --------
Cash Flows From Investing Activities:
   Purchase of property & equipment                (2,150)          (32,440)
   Deficit of acquired company                         --          (283,060)
   Purchase of assets from Re-Prod Inc                 --        (1,315,000)
                                                 --------        ----------
     Net cash used in investing activities         (2,150)       (1,630,500)

Cash Flows From Financing Activities:
   Proceeds from loans - net                      135,447           458,332
   Financial of purchase of Re-Prod Inc assets:
      Note Payable                                     --           250,000
      Redeemable common stock                          --           750,000
   Redemption of preferred stock                       --              (611)
   Issuance of common stock                            --           360,570
                                                                  ---------
   Payments of shareholders' loans                (18,000)              --
                                                 --------
     Net cash provided by financial activities    117,447         1,818,291
                                                 --------
Net decrease in cash                               (3,224)           (3,479)

  Cash beginning of period                         11,950             3,562
                                                 --------          --------

  Cash end of period                               $8,726               $83
                                                   ======               ===


     See Accompanying Notes to Condensed Consolidated Financial Statements

                CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996

                           Celestial Ventures Corporation was organized under the laws of the State of Nevada on January 28, 1987. The Company's activities consist of ownership of various diversified businesses. These businesses are involved in "Business to Business" direct mail marketing. Effective June 30, 1995, the Company changed its year end from October 31 to June 30.

          NOTE A:          Significant Accounting Policies

                      1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1995 is not necessarily indicative of the results that may be expected for the year ended June 30,1996.
                           For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The consolidated balance sheet as of September 30, 1996 and the consolidated statement of operations for the three months ended September 30, 1996 and 1995 have been derived from the unaudited financial records of the Company. These financial statements reflect all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position and results of operations for the period presented.

Financial Condition

The Company's financial condition remained relatively unchanged at September 30, 1996 compared to June 30, 1996.

Current assets increased from $328,033 at June 30, 1996 to $450,445 at September 30, 1996 representing an increase of 37% or $122,412. This increase as mostly attributable to Accounts Receivable and prepaid expenses which increased $65,020 and $77,461, respectively. Property, plant and equipment had decreased from $35,114 at June 30, 1996 to $32,915 at September 30, 1996 representing a decrease of 6% or $2,199. Other assets decreased from $941,817 at June 30, 1996 to $932,881 at September 30, 1996 representing a decrease of 1% or $8,936. The Company experienced an increase in current liabilities from $451,213 at June 30, 1996 to $702,819 at September 30, 1996, representing an increase of 55% or

$251,606. The Company also experienced a decrease in long-term liabilities from $431,142 at June 30, 1996 to $333,105 at September 30, 1996 representing a decrease of 23% or $98,037. Shareholders Equity was decreased from $(383,641) at June 30, 1996 to ($425,933) representing a decrease of 11% or $42,242.

Effect of Inflation

The impact of inflation on the Company's financial condition and results of operations has not been significant.

Liquidity and Capital Resources

The Company has financed its working capital requirements, capital expenditures and acquisitions through cash flows generated from operations, debt, and sale of common stock.

Cash used in operations for the three months ended September 30, 1996 was $118,521. The Company had $21,016 in depreciation and amortization expense which did not require cash outlay for the three months ended September 30, 1996.

The major use of funds in operations was an increase of prepaid expenses of $62,461, an increase of inventories of $1,845, and an increase in accounts receivable of $65,020.

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

                    -    Subsidiaries of the Company

***       10(k)     -    Stock Option Certificate and Agreement between the
                         Company and Irwin Schneidmill dated September 15, 1995.

     (b) Reports on Form 8-K - November 21, 1996. The Form 8-K discusses the Registrant's sale of its wholly owned subsidiary Remarkable Office Products, Inc.

* Incorporated by reference to the Company's Registration Statement on Form S-8 dated September 18, 1995.

** Incorporated by reference to the Company's Report on Form 8-K dated August 31, 1995.

*** Incorporated by reference to the Company's Report on Form 10-KSB for the period ended June 30, 1995.


                                       12

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