Form 10QSB
period 1996-12-31
CELESTIAL VENTURES CORP
filed 1997-04-10
CIK 811639

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended: December 31, 1996.

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

Number of shares of Common Stock outstanding as of January 3, 1997: 1,137,053.

            Transitional Small Business Disclosure Format (check one)

                               Yes ___    No  X

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 Celestial Ventures Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                        December 31,
                                                            1996
                                                        ------------
              Assets
                 Current Assets
                 Cash and Cash Equivalents                $ 33,395
                 Note Receivable                           450,000
                                                          --------
                   Total Current Assets                    483,395
                                                          --------

              Property, Plant and Equipment                     --
                 Less: Accumulated Depreciation                 --
                                                          --------
                   Net Property, Plant and Equipment            --
                                                          --------
              Other Assets
                 Intangible Assets (Net)                        --
                 Security Deposits                              --
                                                          --------
                   Total Other Assets                           --
                                                          --------
              Total Assets                                $483,395
                                                          ========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                           December 31,
                                                              1996
                                                           ------------
        Liabilities

        Current Liabilities
           Accounts Payable                                $    17,222
           Accrued Expenses and Sundry Liabilities               9,600
                                                           -----------
             Total Current Liabilities                          26,822
                                                           -----------
        Long-Term Liabilities
           Notes Payable                                       170,000
           Loan Payable Officer                                     --
           Net Liabilities of Discontinued Operations               --
                                                           -----------
             Total Long-Term Liabilities                       170,000
                                                           -----------
        Total Liabilities                                      196,822
                                                           -----------

        Shareholders' Equity

        Shareholders Equity:
           Preferred Stock                                         276
           Common Stock                                          1,076
           Additional Paid-In-Capital                        4,817,487
           Accumulated Deficit                              (4,532,266)
                                                           -----------
             Total Shareholders' Equity                        286,573

        Total Liabilities and Shareholders' Equity         $   483,395
                                                           ===========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,

                                                     1996        1995
                                                   --------    --------
     Revenues
     Sales                                         $205,192    $682,793
                                                   --------    --------

     Cost of Sales                                   53,612     162,344
                                                   --------    --------
       Gross Profit                                 151,580     520,449

     Operating Expenses
        General and Administrative Expenses         212,882     529,526
                                                   --------    --------

     Net (Loss) Before Other Income (Deductions)    (61,302)     (9,077)
                                                   --------    --------
     Other Income (Deductions)
        Interest Expense                                 --     (37,500)
        Interest Income                                  --      16,293
        Forgiveness of Debt                              --       9,000
        Gain on sale of subsidiary                  354,250          --
                                                   --------    --------
          Total Other Income (Deductions)           354,250     (12,207)
                                                   --------    --------

     Net Profit (Loss)                             $292,948    $(21,284)
                                                   ========    ========

     Net Profit (Loss) Per Share                   $    .26    $   (.01)
                                                   ========    ========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED DECEMBER 31,

                                                   1996        1995
                                                 --------    --------
        Revenues
        Sales                                    $     --    $467,035
                                                 --------    --------

        Cost of Sales                                  --     129,364
                                                 --------    --------
          Gross Profit                                 --     337,671
                                                 --------    --------
        Operating Expenses
           General and Administrative Expenses     19,015     321,637
                                                 --------    --------
        Net Profit (Loss) Before
           Other Income (Deductions)              (19,015)     16,034
                                                 --------    --------
        Other Income (Deductions)
           Interest Expense                            --     (37,500)
           Interest Income                             --       7,000
             Gain on sale of subsidiary           354,250          --
                                                 --------    --------
              Total Other Income (Deductions)     354,250     (30,500)
                                                 --------    --------

        Net Profit (Loss)                        $335,235    $(14,466)
                                                 ========    ========

        Net Profit or (Loss) Per Share           $    .29    $   (.02)
                                                 ========    ========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,

                                                        1996           1995
                                                    -----------    -----------
 Cash Flows from Operating Activities
 Net Income (Loss)                                  $   292,948    $   (21,284)
                                                    -----------    -----------
 Adjustments to reconcile net income to net cash
  flows from operating activities:
    Depreciation                                          4,349          6,053
    Amortization                                         33,336         33,334
    Interest on redeemable common stock                       -         37,500
 Changes in assets and liabilities:
 Decrease (increase) in:
    Accounts receivable                                 128,012       (197,398)
    Inventories                                         153,037        (16,379)
    Prepaid expenses                                     35,034       (197,458)
    Other Assets                                        908,481         23,975
 Increase (decrease) in:
    Accounts payable                                    (84,909)       105,455
    Accrued expenses and sundry liabilities             (38,513)        57,685
                                                    -----------    -----------
      Total adjustments                               1,138,827       (147,233)
                                                    -----------    -----------
        Net cash used in operating activities         1,431,775       (168,517)
                                                    -----------    -----------
 Cash Flows From Investing Activities:
    Sale (purchase) of property & equipment - net        30,765        (43,876)
    Deficit of subsidiary sold (acquired)               377,262       (283,060)
    Purchase of assets from Re-Prod Inc                       -     (1,315,000)
                                                                   -----------
    Note receivable from sale of subsidiary            (450,000)             -
                                                    -----------    -----------
        Net cash used in investing activities           (41,973)    (1,641,936)
                                                    -----------    -----------
 Cash Flows From Financing Activities:
    Proceeds (payments) from loans                     (517,111)       419,869
    Payment of subsidiaries' loans                      (45,000)             -
    Financing of purchase of Re-Prod assets:
      Note Payable                                            -        250,000
      Redeemable common stock                                 -        750,000
    Payment of redeemable common stock                 (806,250)             -
    Proceeds from officer                                     -         21,000
    Issuance (redemption) of preferred stock                  4           (611)
    Issuance of common stock                                  -        366,820
                                                    -----------    -----------
        Net cash provided by financing activities    (1,368,357)     1,807,078
                                                    -----------

 Net increase (decrease) in cash                         21,445         (3,375)

 Cash beginning of period                                11,950          3,562
                                                    -----------    -----------

 Cash end of period                                 $    33,395    $       187
                                                    ===========    ===========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

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

NOTE A: Significant Accounting Policies

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month period ended December 31, 1996 is not necessarily indicative of the results that may be expected for the year ended June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended June 30, 1996.

NOTE B: Pro Forma Information as if Remarkable Disposition occurred December 31,
        1996.

        On November 21, 1996, the Registrant, effective October 1, 1996, sold all of the issued and outstanding capital stock (the "Shares") of its wholly-owned subsidiary, Remarkable Office Products, Inc. (hereinafter "Remarkable"), to Dynamic Products Corp. (the "Purchaser"), for $1,406,250.00. Remarkable is in the business of marketing re-markable wall calendars and office posters. The assets of Remarkable included equipment, inventory, and accounts receivable. The consideration paid to the Registrant was as follows: (i) repayment of intercompany balance due to Remarkable as of November 20, 1996 of $106,450.85; (ii) payment on November 21, 1996, of $43,539.15 in cash; (iii) a promissory note for $450,000.00 due February 21, 1997, payment of which was extended until March 21, 1997; and (iv) assumption of certain liabilities of the Registrant totaling $806,250.00. The Registrant realized a gain of $354,250.00 on the sale. The purchase price of Remarkable was determined in the manner of an arms length transaction. The principles followed by the parties in determining the consideration were as follows: Shares of Remarkable were valued at book value, and the repayment of intercompany balance on November 20, 1996, the cash payment on November 21, 1996, the not payable due on March 21, 1997, and the assumption of certain liabilities of the Registrant were each calculated at cash value.

        The following pro forma information is presented for the disposition of Remarkable as if the disposition had occurred December 31, 1996. The operating results for the period July 1, 1996 to December 31, 1996 are included in the Company's historical consolidated statement of operations for the six months ended December 31, 1996. The pro forma information does not purport to be indicative of results that would have been attained if Remarkable's operations had actually been disposed of during the periods represented and is not necessarily indicative of operating results which might have been achieved in the future.

        If Remarkable was not sold, the following would be the pro forma financial data for the six months and three months ended December 31, 1996.

                                           October 1, 1996 -     July 1, 1996 -
                                           December 31, 1996   December 31, 1996
                                           -----------------   -----------------
        Sales                                  $ 515,000            $720,192
          Cost of Goods Sold                     128,750             182,362
                                               ---------            --------
        Gross Profit                             386,250             537,830
          General & Administrative Expenses      315,000             508,872
                                               ---------            --------
        Net Profit                             $  71,250            $ 28,958

        Per share Gain (Loss)                  $     .06            $    .03
                                               =========            ========
        Number of shares used to calculate
          per share gain (loss)                1,129,053

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The consolidated balance sheet as of December 31, 1996 and the consolidated statement of operations for the six months ended December 31, 1996 and 1995 have been derived from the unaudited financial records of the Company. These financial statements reflect all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position and results of operations for the period presented.

Financial Condition

The Company's financial condition changed substantially at December 31, 1996 compared to June 30, 1996. These changes occurred as a result of the sale Remarkable Office Products, Inc. ("Remarkable").

On November 21, 1996, the Registrant, effective October 1, 1996, sold all of the issued and outstanding capital stock (the "Shares") of its wholly-owned subsidiary, Remarkable Office Products, Inc. (hereinafter "Remarkable"), to Dynamic Products Corp. (the "Purchaser"), for $1,406,250.00. Remarkable is in the business of marketing re-markable wall calendars and office posters. The assets of Remarkable included equipment, inventory, and accounts receivable. The consideration paid to the Registrant was as follows: (i) repayment of intercompany balance due to Remarkable as of November 20, 1996 of $106,450.85;
(ii) payment on November 21, 1996, of $43,539.15 in cash; (iii) a promissory note for $450,000.00 due February 21, 1997, payment of which was extended until March 21, 1997; and (iv) assumption of certain liabilities of the Registrant totaling $806,250.00. The Registrant realized a gain of $354,250.00 on the sale. The purchase price of Remarkable was determined in the manner of an arms length transaction, The principles followed by the parties in determining the consideration were as follows: Shares of Remarkable were valued at book value, and the repayment of intercompany balance on November 20, 1996, the cash payment on November 21, 1996, the note payable due on March 21, 1997, and the assumption of certain liabilities of the Registrant were each calculated at cash value. An officer, director, and stockholder of the Purchaser is also the President and Chairman of the Board of Directors and a stock holder of the Registrant. The transaction was approved and ratified by the Registrant's Board of Directors in accordance with Nevada corporate law.

The sale of Remarkable resulted in an increase of current assets from $328,033 at June 30, 1996 to $483,495 at December 31, 1996 representing an increase of 47% or $155,362. Property, plant and equipment decreased from $35,114 at June 30, 1996 to $0 at December 31, 1996 representing a decrease of 100% or $35,114. Other assets decreased from $941,817 at June 30, 1996 to $0 at December 31, 1996 representing a decrease of 100% or $941,817. The Company experienced a decrease in current liabilities from $451,213 at June 30, 1996 to $26,822 at December 31, 1996 representing a decrease of 94% or $424,391. The Company also experienced a decrease in long-term liabilities from $431,142 at June 30, 1996 to $170,000 at December 31, 1996 representing a decrease of 61% or $261,142. Redeemable common stock decreased from $806,250 at June 30, 1996 to $0 at December 31, 1996 representing a decrease of 100% or $806,250. Shareholders' Equity increased from $(383,641) at June 30, 1996 to $286,593 at December 31, 1996 representing an increase of 175% or $670,214.

Results of Operations

During the six month period ended December 1, 1996 the Company experienced a net gain of $33,523 as compared to a net gain of $292,948 for the six months ended December 31, 1996. The net gain of $335,235 was on sales of $0. Cost of goods sold was $0 and operational expenses were $19,015. Other income of $354,250 was from the gain on the sale of the Remarkable subsidiary.

Effect of Inflation

The impact of inflation on the Company's financial condition and results of operations has not been significant.

Liquidity and Capital Resources

Cash provided from operations for the six months ended December 31, 1996 was $1,431,775. The Company had $37,685 in depreciation and amortization expense which did not require cash outlay for the six months ended December 31, 1996.

The source of funds from operations was a decrease of other assets of $908,481 a decrease of inventories of $153,039 and a decrease in accounts receivable of $128,012.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

     As part of the consideration for the acquisition, Re-Prod, Inc., also received 750,000 shares of the restricted common stock of the Company. The Agreement provided that Mr. Schneidmill would personally guarantee 375,000 of such 750,000 shares payment of any difference between $393,750 ($1.05 per share) and the fair market value of the shares on January 1, 1996. The value of the common stock at February 1, 1996 was approximately $78,750. The Company and Mr. Schneidmill and Formicola personally, have also executed a "Put Option Agreement", whereby Re-Prod, Inc. can put these 375,000 shares to the Company as of January 1, 1996 and demand payment of $393,750. Such demand was made on January 31, 1996. Furthermore, Mr. Schneidmill and Mr. Formicola guaranteed payment of the difference between $412,500 and the market value of the remaining 375,000 shares of the Company's common stock held by Re-Prod, Inc. on July 1, 1996. The shares having a guaranteed value at July 1, 1996 are subject to an identical Put Option Agreement.

     The Company, together with Mr. Schneidmill and Mr. Formicola have contended that the assets purchased form Re-Prod, Inc. were not as represented in the purchase agreement, and are seeking a renegotiation of the consideration paid for those assets, including a renegotiation of their personal guarantees. The Company has agreed to indemnify Mr. Schneidmill and Mr. Formicola against any liability resulting form these guarantees.

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

     On November 15, 1996, parties entered into, and the District Court approved by order, a Stipulation of Settlement ("Settlement") of all claims and counter claims. As a condition to entering into the Settlement, prior to its execution, the Company paid to Re-Prod, Inc. the $6,039.55 balance of an escrow account to be provided for in the purchase agreement. Under the Settlement, the Company agreed to pay to Re-Prod, Inc. a balance of the purchase price of $400,000, of which all but the last installment of $62,500, due on March 1, 1997, has been paid. The Company must make additional payments to Re-Prod, Inc. on September 1, 1997 of $300,000 plus that amount equal to one half of the excess (if any) of the closing value of Re-Prod, Inc.'s shares of the Company's common stock (based upon the mean between the bid/asked price) on September 1, 1997 over $300,000 (payable upon the tender of Re-Prod, Inc,'s certificates). (As a result of its May 1996 1 for 15 stock split, the Company issued to Re-Prod, Inc., certificates for 50,004 new shares in exchange for its existing certificate for 750,000 pre-split shares of common stock.) Under the Settlement, the counter claim against Mr.

Formicola was dismissed, and Mr. John L. Patten, a stockholder of the Company, was named as an additional guarantor. Mr. Schneidmill and Mr. Patten have unconditionally guaranteed the prompt and full payment and performance of all of the Company's obligation under the Settlement.

     Under the purchase agreement, the Company granted Re-Prod, Inc. a security interest in certain of the Company's assets. The Settlement provides that Re-Prod, Inc. will subordinate its security interest to that of any third party which lends the Company funds to repay its obligations to Re-Prod, Inc. under the Settlement. Except as provided above, the rights and obligations of the parties under the purchase agreement remain unchanged until fully performed. In the event Re-Prod, Inc. alleges that the Company is in default in making any payment due or performing any obligation required under the Settlement, Re-Prod, Inc. will have the right (upon ten days written notice) to apply to the Court for entry of judgment against the Company, and Messers. Schneidmill and Patten, jointly and severally, for $1,100,000, less any sums previously paid to Re-Prod, Inc. under the Settlement if Re-Prod, Inc. certifies to the Court that the Company is in default and has received notice thereof, and such alleged default has remained uncured for ten days; the Court can enter judgment against the Company. Upon full satisfaction by the Company of its obligations under the Settlement and the Asset Purchase Agreement, Re-Prod, Inc.'s counter claim will be dismissed with prejudice and the Company and Messers. Formicola and Patten will be released from all claims under the Re-Prod, Inc. counter claim.

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

         - Subsidiaries of the Company

***10(k) - Stock Option Certificate and Agreement between the Company and Irwin
           Schneidmill dated September 15, 1995.

     (b) Reports on Form 8-K - The Registrant since the last quarter filed a report on Form 8-K dated November 21, 1996. The Form 8-K discusses the Registrant's sale of its wholly owned subsidiary Remarkable Office Products, Inc.

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