Form 10QSB
period 1997-03-31
CELESTIAL VENTURES CORP
filed 1997-05-22
CIK 811639

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 1997.

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

                ------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

Check whether the issuer has: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              X  Yes       No
            -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding for each of the issuer's classes of common equity, as of the latest practicable date:
Number of shares of Common Stock outstanding as of April 3, 1997: 1,137,053.

           Transitional Small Business Disclosure Format (check one)

                                                      Yes       No  X
                                                         -----    -----

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                Celestial Ventures Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheet


                                                               March 31,
                                                                  1997
                                                               ---------

Assets
   Current Assets
   Cash and Cash Equivalents                                   $      34
   Note Receivable                                               450,000
                                                               ---------

     Total Current Assets                                        450,034
                                                               ---------


Total Assets                                                   $ 450,034
                                                               =========


     See Accompanying Notes to Condensed Consolidated Financial Statements

                CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                          March 31,
                                                             1997
                                                         -----------

Liabilities

Current Liabilities
   Accounts Payable                                      $   101,025
   Accrued Expenses and Sundry Liabilities                     9,600
                                                         -----------
     Total Current Liabilities                               110,625

Long-Term Liabilities
   Notes Payable                                             170,000
                                                         -----------
     Total Long-Term Liabilities                             170,000
                                                         -----------

Total Liabilities                                            280,625
                                                         -----------

Shareholders' Equity

Shareholders Equity:
   Preferred Stock                                               272
   Common Stock                                                1,076
   Additional Paid-In-Capital                              4,817,487
   Accumulated Deficit                                    (4,649,426)
                                                         -----------
     Total Shareholders' Equity                              169,409


Total Liabilities and Shareholders' Equity               $   450,034
                                                         ===========


     See Accompanying Notes to Condensed Consolidated Financial Statements

                CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE NINE MONTHS ENDED MARCH 31,


                                                     1997              1996
                                                   ---------         ---------

Revenues
Sales                                              $ 205,192         $ 915,629
                                                   ---------         ---------


Cost of Sales                                         53,612           241,692
                                                   ---------         ---------

  Gross Profit                                       151,580           673,937


Operating Expenses
   General and Administrative Expenses               330,062           748,008
                                                   ---------         ---------

Net (Loss) Before Other Income (Deductions)         (178,482)          (74,071)
                                                   ---------         ---------


Other Income (Deductions)
   Interest Expense                                     --             (46,875)
   Interest Income                                      --              23,293

   Forgiveness of Debt                                  --               9,000
   Gain on sale of subsidiary                        447,451              --
                                                   ---------         ---------
     Total Other Income (Deductions)                 447,451           (14,588)
                                                   ---------         ---------

Net (Loss) before Taxes                              268,969           (88,653)
   Income Taxes                                          (25)             (571)
                                                   ---------         ---------
Net Profit (Loss)                                  $ 268,944         $ (89,224)
                                                   =========         =========

Net Profit (Loss) Per Share                        $     .24         $    (.01)
                                                   =========         =========


     See Accompanying Notes to Condensed Consolidated Financial Statements

                CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,


                                                1997              1996
                                              ---------         ---------


Revenues
Sales                                         $    --           $ 232,836
                                              ---------         ---------

Cost of Sales                                      --              79,348
                                              ---------         ---------
  Gross Profit                                     --             153,488
                                                                ---------

Operating Expenses
   General and Administrative Expenses          117,180           218,482
                                              ---------         ---------


Net Profit (Loss) Before
   Other Income (Deductions)                   (117,180)          (64,944)
                                              ---------         ---------


Other Income (Deductions)
   Interest Expense                                --             (18,750)
   Interest Income                                 --               7,000

     Gain on sale of subsidiary                    --                --
                                                                ---------
      Total Other Income (Deductions)              --              11,750
                                              ---------         ---------

Net (Loss) before Taxes                        (117,180)          (76,744)
   Income Taxes                                     (25)             (571)
                                              ---------         ---------
Net Profit (Loss)                             $(117,205)        $ (77,315)
                                              =========         =========

Net Profit or (Loss) Per Share                $    (.10)        $    (.01)
                                              =========         =========


     See Accompanying Notes to Condensed Consolidated Financial Statements

                CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED MARCH 31,


                                                       1997           1996
                                                    -----------    -----------
Cash Flows from Operating Activities
Net Income (Loss)                                   $   268,944    $   (89,224)
                                                    -----------    -----------
Adjustments to reconcile net income to net cash
    flows from operating activities:
   Depreciation                                           2,199          7,797
   Amortization                                          16,667         50,001
   Interest on redeemable common stock                     --           46,875
Changes in assets and liabilities:
Decrease (increase) in:
   Accounts receivable                                  128,012        (10,804)
   Inventories                                          153,037         (4,472)
   Prepaid expenses                                      35,034       (231,252)
   Other Assets                                         925,150         23,325
Increase (decrease) in:
   Accounts payable                                      (1,106)        24,364
   Accrued expenses and sundry liabilities              (38,513)        51,122
                                                    -----------    -----------
     Total adjustments                                1,220,480        (43,044)
                                                    -----------    -----------
       Net cash used in operating activities          1,489,424       (132,268)
                                                    -----------    -----------

Cash Flows From Investing Activities:
   Sale (purchase) of property & equipment - net         32,915        (43,621)
   Deficit of subsidiary sold (acquired)                284,102       (283,060)
   Purchase of assets from Re-Prod Inc                     --       (1,315,000)
                                                                   -----------
   Note receivable from sale of subsidiary             (450,000)          --
                                                    -----------    -----------
       Net cash used in investing activities           (132,983)    (1,641,681)
                                                    -----------    -----------

Cash Flows From Financing Activities:
   Proceeds from loans - net of payments               (517,111)       404,208
   Financing of purchase of Re-Prod assets:
     Note Payable                                      (450,000)       250,000
     Redeemable common stock                           (806,250)       750,000
   Redemption of preferred stock                              4           (611)
   Issuance of common stock                                --          366,820
                                                    -----------    -----------
       Net cash provided by financing activities     (1,368,357)     1,770,417
                                                    -----------


Net increase (decrease) in cash                         (11,916)        (3,532)

Cash beginning of period                                 11,950          3,562
                                                    -----------    -----------

Cash end of period                                  $        34    $        30
                                                    ===========    ===========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


                          Celestial Ventures Corporation was organized under the laws of the State of Nevada on January 28, 1987. The Company's activities consist of ownership of various diversified businesses. Effective June 30, 1995, the Company changed its year end from October 31 to June 30.

          NOTE A:         Significant Accounting Policies

                          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month period ended March 31, 1997 is not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The consolidated balance sheet as of March 31, 1997 and the consolidated statement of operations for the nine months ended March 31, 1997 and 1996 have been derived from the unaudited financial records of the Company. These financial statements reflect all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position and results of operations for the period presented.

Financial Condition
-------------------

The Company's financial condition changed substantially at March 31, 1997 compared to June 30, 1996. These changes occurred as a result of the sale Remarkable Office Products, Inc. ("Remarkable").

On November 21, 1996, the Registrant, effective October 1, 1996, sold all of the issued and outstanding capital stock (the "Shares") of its wholly-owned subsidiary, Remarkable Office Products, Inc. (hereinafter "Remarkable"), to Dynamic Products Corp. (the "Purchaser"), for $1,406,250.00. Remarkable is in the business of marketing re-markable wall calendars and office posters. The assets of Remarkable included equipment, inventory, and accounts receivable. The consideration paid to the Registrant was as follows: (i) repayment of intercompany balance due to Remarkable as of November 20, 1996 of $106,450.85;
(ii) payment on November 21, 1996, of $43,539.15 in cash; (iii) a promissory note for $450,000.00 due February 21, 1997, payment of which was extended until May 21, 1997; and (iv) assumption of certain liabilities of the Registrant totaling $806,250.00. The Registrant realized a gain of $447,451.00 on the sale. The purchase price of Remarkable was determined in the manner of an arms length transaction. The principles followed by the parties in determining the consideration were as follows: Shares of Remarkable were valued at book value, and the repayment of intercompany balance on November 20, 1996, the cash payment on November 21, 1996, the note payable due on May 21, 1997, and the assumption of certain liabilities of the Registrant were each calculated at cash value. An officer, director, and stockholder of the Purchaser is also the President and Chairman of the Board of Directors and a stockholder of the Registrant. The transaction was approved and ratified by the Registrant's Board of Directors in accordance with Nevada corporate law.

The sale of Remarkable resulted in an increase of current assets from $328,033 at June 30, 1996 to $450,034 at March 31, 1997 representing an increase of 37% or $122,001. Property, plant and equipment decreased from $35,114 at June 30, 1996 to $0 at March 31, 1997 representing a decrease of 100% or $35,114. Other assets decreased from $941,817 at June 30, 1996 to $0 at March 31, 1997 representing a decrease of 100% or $941,817. The Company experienced a decrease in current liabilities from $451,213 at June 30, 1996 to $110,625 at March 31, 1997 representing a decrease of 75% or $340,588. The Company also experienced a decrease in long-term liabilities from $431,142 at June 30, 1996 to $170,000 at March 31, 1997 representing a decrease of 61% or $261,142. Redeemable common stock decreased from $806,250 at June 30, 1996 to $0 at March 31, 1997 representing a decrease of 100% or $806,250. Shareholders' Equity increased from $(383,641) at June 30, 1996 to $169,409 at March 31, 1997 representing an increase of 144% or $553,050.

Results of Operations
---------------------

During the nine month period ended March 31, 1996 the Company experienced a net loss of $(89,224) as compared to a net gain of $268,944 for the nine months ended March 31, 1997. The net gain of $268,944 was on sales of $205,192. Cost of goods sold was $53,612 and operational expenses were $330,062. Other income of $447,451 was from the gain on the sale of the Remarkable subsidiary.

Effect of Inflation
-------------------

The impact of inflation on the Company's financial condition and results of operations has not been significant.

Liquidity and Capital Resources
-------------------------------

Cash provided from operations for the nine months ended March 31, 1997 was $1,489,424. The Company had $18,866 in depreciation and amortization expense which did not require cash outlay for the nine months ended March 31, 1997.

The source of funds from operations was a decrease of other assets of $925,150, a decrease of inventories of $153,039 and a decrease in accounts receivable of $128,012.


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


         On November 15, 1996, parties entered into, and the District Court approved by order, a Stipulation of Settlement ("Settlement") of all claims and counter claims. As a condition to entering into the Settlement, prior to its execution, the Company paid to Re-Prod, Inc. the $6,039.55 balance of an escrow account to be provided for in the purchase agreement. Under the Settlement, the Company agreed to pay to Re-Prod, Inc. a balance of the purchase price of $400,000 has been paid. The Company must make additional payments to Re-Prod, Inc. on September 1, 1997 of $300,000 plus that amount equal to one half of the excess (if any) of the closing value of Re-Prod, Inc.'s shares of the Company's common stock (based upon the mean between the bid/asked price) on September 1, 1997 over $300,000 (payable upon the tender of Re-Prod, Inc,'s certificates). (As a result of its May 1996 1 for 15 stock split, the Company issued to Re-Prod, Inc., certificates for 50,004 new shares in exchange for its existing certificate for 750,000 pre-split shares of common stock.) Under the Settlement, the counter claim against Mr. Formicola was dismissed, and Mr. John
L. Patten, a stockholder of the Company, was named as an additional guarantor. Mr. Schneidmill and Mr. Patten have unconditionally guaranteed the prompt and full payment and performance of all of the Company's obligation under the Settlement.

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

**        10(e)   -        Purchase Agreement between the Company and Re-Prod
                           Inc., for the purchase of certain assets of Re-Prod, Inc., dated August 31, 1995.

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

                                   SIGNATURES
                                   ----------

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

Dated: May 22, 1997