Form 10KSB40/A
period 1996-06-30
CELESTIAL VENTURES CORP
filed 1997-06-12
CIK 811639

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

                         CELESTIAL VENTURES CORPORATION
             (Exact name of registrant as specified in its charter)

               NEVADA                                      22-2814206
               ------                                      ----------
     (State or other jurisdiction of             (I.R.S. Employer  I.D. Number)
     incorporation or organization)

    382 Route 59, Section 310, Monsey, New York               10952
      (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (914) 369-0132
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:

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

Number of shares of Common Stock outstanding as of July 3, 1996: 1,126,186. Number of shares of Preferred Stock outstanding as of July 3, 1996: 271,853. (adjusted to reflect a 15 for 1 reverse stock split, effective May 3, 1996)

No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant. Rule 424(b) or (c) have been incorporated by reference in this report.

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

         The Company and Remarkable consider relations with their employees to be excellent. At June 30, 1996, Remarkable employed approximately 6 persons on a full-time basis, of whom 2 were engaged in management and administration, 3 were engaged in marketing, order processing, customer service and creative services and 1 was engaged in warehouse distribution operations. None of Remarkable's employees are covered by a collective bargaining agreement. The Company has 6 full time and 4 part time employees.

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

Medical Device Production Acquisitions

In September, 1995, the Company executed a letter of intent to purchase all of the issued and outstanding stock of Nexim Corp., a Nevada Corporation, ("Nexim"), 100% of which is owned by Mr. Andrew Jaloza who became a director of the Company in January, 1996. Upon the execution of the letter of intent, the Company paid Mr. Jaloza $100,000 as a down payment for the purchase of Nexim. Nexim owns a technology known as Medphone, a medical device product. The Company also invested, approximately, an additional $62,000 toward development of this product. Nexim has had no revenues and is not an operating company. In April, 1996, the Company decided not to pursue the acquisition of Nexim. The ultimate recovery of the invested funds is uncertain. During the year ended June 30, 1996, the Company wrote off its entire investment in this venture, which is included in general and administrative expenses.


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

Item 3   Legal Proceedings

         The Company filed on February 21, 1996 a complaint against Re-Prod, Inc. and its stockholder Jacob Lahav in United States District Court for the Southern District of New York, White Plains, New York Case Number 96 civ. 1274, which sought a modification of the purchase price of the assets of Re-Prod, Inc. The Company contends that certain assets, including accounts receivable, which the Company purchased from Re-Prod, Inc. did not exist at the time of the acquisition. As a result the Company suspended payments under a $250,000 payable to Re-Prod, Inc. and did not honor other terms of the acquisition.

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

                  Date                      High Bid *           Low Bid *
                  ----                      --------             -------

                  Fiscal 1995
                  -----------
                  September 30, 1994        $8.45                $5.62
                  December 31, 1994         $9.37                $9.37
                  March 31, 1995            $13.12               $10.78
                  June 30, 1995             $13.12               $12.20

                  Fiscal 1996
                  -----------
                  September 30, 1995        $9.14                $8.45
                  December 31, 1995         $4.22                $3.75
                  March 31, 1996            $7.02                $5.62
                  June 30, 1996             $5.06                $5.06

                  *Prices reflect the 15 for 1 reverse stock split effective May 3, 1996.

         There were approximately 1,779 shareholders of record of the Company's common stock on June 1, 1996.

         The Company has not paid dividends on its Common Stock. The Company intends to retain any future earnings to finance its growth.


Item 6. Management's Discussion and Analysis Of Financial Condition and Results of Operations


         Management believes that a comparison of the eight month period ended June 30, 1995 to the fiscal year ended October 31, 1994 is not meaningful because of the length of the reporting periods and the disposition of the Company's valve business as of April 30, 1995. Accordingly, financial statements for the years ended June 30, 1996 and the eight months ended June 30, 1995 are presented below for comparative purposes.

         The consolidated balance sheets at June 30, 1996 and 1995 and the statements of operations for the year ended June 30, 1996 and the eight months ended June 30, 1995 presented below have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position and results of operations for the periods presented.

Consolidated Balance Sheet:

                                                                          Eight Months Ended
                                                        June 30, 1996       June 30, 1995
                                                         -----------         -----------
Assets:
  Current Assets
   Cash and cash equivalents                                 $11,950             $28,562
   Accounts receivable-net of allowance
     for doubtful accounts of $5,000                         128,012                  --
   Inventory                                                 153,037                  --
   Prepaid Expenses and other current assets                  20,034                  --
   Advance Receivable                                         15,000                  --
                                                         -----------         -----------
     Total Current Assets                                    328,033              28,562

  Equipment, Furniture and Leasehold
       Improvements - net of accumulated
       depreciation of $10,551                                35,114                  --
                                                         -----------         -----------

  Other Assets
   Intangible assets-net of accumulated
     amortization of $66,667                                 933,333                  --
   Deposits                                                    5,850               4,210
   Other                                                       2,634                  --
                                                         -----------         -----------
     Total Other Assets                                      941,817               4,210

       Total Assets                                       $1,304,964             $32,722
                                                         ===========         ===========

Liabilities and Shareholders' Equity:
 Current Liabilities
  Accounts payable                                          $102,131             $54,522

  Accrued and other expenses                                  48,113                  --
  Shareholders' loans                                         45,000                  --
  Current maturities of long-term debt
    and capitalized lease obligation                          37,700                  --
  Accrued acquisition litigation settlement                1,035,698                  --
                                                         -----------         -----------
    Total Current Liabilities                              1,268,642              54,522

Other Liabilities
  Long-term debt and capitalized lease obligation            231,463                  --
  Net liabilities of discontinued operations                 188,500             278,540
                                                         -----------         -----------
    Total Other Liabilities                                  419,963             278,540

    Total Liabilities                                      1,688,605             333,062
                                                         -----------         -----------

    Total Shareholders' (Deficit)                           (383,641)           (300,290)
                                                         -----------         -----------

Total Liabilities and Shareholders' (Deficit)             $1,304,964             $32,772
                                                         ===========         ===========

Consolidated Statement of Operations:

                                                         Year Ended      Eight Months Ended
                                                        June 30, 1996       June 30, 1995
                                                         -----------         -----------
Sales                                                     $1,071,338         $        --
Cost of Sales                                                280,698                  --
                                                         -----------         -----------
General and Administrative
Gross Profit                                                 790,640                  --
                                                         -----------         -----------
Operating (Income) and Expenses
     Selling                                                 235,917                  --
     General and Administrative                            1,109,042             122,611
     Other income                                            (36,222)                 --
                                                         -----------         -----------
                                                           1,308,737             122,611
                                                         -----------         -----------

(Loss) from Continuing Operations                           (518,097)           (122,611)
                                                         -----------         -----------


Discontinued Operations
     Income (loss)from operations of discontinued
           subsidiaries - net of taxes                        66,957            (959,233)
     (Loss) on disposal of subsidiaries - net
           of taxes                                               --          (1,498,410)
                                                         -----------         -----------
     Income (loss) from discontinued operations               66,957          (2,457,643)
                                                         -----------         -----------

Net (Loss)                                                 $(451,140)        $(2,580,254)
                                                         ===========         ===========

Financial Condition

         The Company's financial condition at June 30, 1996 compared to June 30, 1995 changed dramatically. These changes occurred as a result of the sale of the Company's valve and powder coating operating subsidiaries in April 1995, and the discontinuation of its proposed acquisition of its acquisition of Nexim in fiscal 1996 and the acquisition of Success Direct, Inc. and certain assets of Re-Prod, effective in July, 1995.

         Management believes that the sale of the operating subsidiaries has had a positive effect on the Company as it represents a disposition of its unprofitable operations and has positioned the Company to seek out new acquisition candidates such as the recent acquisition of Success Direct, Inc. The discontinuation of its acquisition of Nexim should result in a reallocation of funds to more productive use.

         The sale of Valves International, Inc., Central Valve Services, Inc., Alloy Valve International, Inc. and Gulf Coast Powder Coatings, Inc., the acquisition of Success Direct, Inc. and certain assets of Re-Prod, Inc. resulted in a net increase of current assets from $28,562 at June 30, 1995 to $328,033 at June 30, 1996, an increase of 1,048% or $299,471. Property, plant and equipment was increased from $0 at June 30, 1995 to $ 35,114 at June 30, 1996, an increase of 100% or $35,114. Other assets increased from $4,210 at June 30, 1995 to $941,817 at June 30, 1996 resulting in an increase of 22,271% or $ 937,607. As a result of the disposition of the valve divisions, the Company experienced an increase of current liabilities from $54,522 at June 30, 1995 to $1,268,642 at June 30, 1996, an increase of 2227% or $1,268,642. The
Company also experienced an increase of long-term liabilities from $278,540 at June 30, 1995 to $419,963 at June 30, 1996, an increase of 51% or $141,423.

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

Results of Operations

         During the year ended June 30, 1996 the Company experienced a net loss of $(451,140) as compared to a net loss of $(2,580,254) for the eight months ended June 30, 1995. Cost of goods sold was $280,698 and operational expenses were $1,308,737. Income from operations of discontinued subsidiaries was $66,957.

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

Liquidity and Capital Resources

         The Company has financed its working capital requirements, capital expenditures, and acquisitions through cash flows generated from operations, debt, and sale of common stock. Cash used in operations for the year ended June 30, 1996 was $242,435 and cash used in operations for the eight months ended June 30, 1995 was $429,803. The Company had $74,479 in depreciation and amortization expense which did not require cash outlay for the year ended June 30, 1996. Cash received from financing activities of $569,716 was comprised of issuance of common stock for $365,901, proceeds of long term debt of $197,100 and proceeds of loans from stockholders of $70,000. Cash flow used for investing activities of $318,893 was for the purchase of Success Direct, Inc. and certain assets of Re-Prod, Inc.

             In September, 1995, the Company executed a letter of intent to purchase all of the issued and outstanding stock of Nexim Corp., a Nevada

Corporation, ("Nexim"), 100% of which is owned by Mr. Andrew Jaloza who became a director of the Company in January, 1996. Upon the execution of the letter of intent, the Company paid Mr. Jaloza $100,000 as a down payment for the purchase of Nexim. Nexim owns a technology known as Medphone, a medical device product. The Company also invested, approximately, an additional $62,000 toward development of this product. Nexim has had no revenues and is not an operating company. In April, 1996, the Company decided not to pursue the acquisition of Nexim. The ultimate recovery of the invested funds is uncertain. During the year ended June 30, 1996, the Company wrote off its entire investment in this venture, which is included in general and administrative expenses.

         Upon the acquisition of Success, the Company assumed $250,000 of its aggregate principal indebtedness to Performance capital at the rate of 10% per annum. See "Certain Transactions." Performance Capital has since lent the Company an additional $205,000 which was converted into common stock of the Company at the rate of $.15 per share (pre-reverse split).

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

                           Summary Compensation Table

                                     Annual Compensation                           Long Term Compensation
Name and                   Salary    Bonus         Other Annual  Restricted      Options    LTIP       All Other
Principal Position                                 Compensation  Stock Awards    /SARS      Payouts    Compensation
                           ($)/(1)   ($)           ($)           ($)             ($)        ($)
Irwin Schneidmill
Chief Executive Officer &
President (2)
1996                       140,000   0             -             0               0          0          0
1995                       45,000    0             -             0               0          0          0
1994                       0         0             0             0               0          0          0

Bob J. Sudderth
Chairman of the Board,
President & Treasurer (3)
1996                       0         0             0             0               0          0          0
1995                       0         0             0             0               0          0          0
1994                       0         0             0             0               0          0          0

---------------
(1) Mr. Schneidmill received no compensation or other benefits from the Company during fiscal years 1994 and 1995. The amounts reported above for fiscal year 1995 were paid to Mr. Schneidmill by Success Direct, Inc. which is currently a wholly owned subsidiary of the Company, but during 1994 and 1995 was owned by a corporation not related to the Company. However, because the financial results of the Company have been consolidated with those of Success Direct, Inc. retroactively to July 1994 by reason of common ownership, compensation and other benefits paid to Mr. Schneidmill by Success Direct, Inc. have been included in the above table.

(2) Mr. Schneidmill became President and Chief Executive Officer of the Company in August, 1995.

(3) Mr. Sudderth served as Chairman of the Board, President and Treasurer until August 1, 1995.

                     Option/SAR Grants In Last Fiscal Year

The following table sets forth information with respect to option grants during 1996 to the Named Executive Officers.

                                               Percent of Total
                                               Options/SARs
                                               Granted to
                            Options/SARs       Employees in            Exercise Price

Name                        Granted (#)        Fiscal Year             ($)                    Expiration Date
----                        -----------        -----------             ---                    ---------------
Irwin Schneidmill           66,667 (1) (2)     100%                    $ 3.00                 9/14/98

--------------
(1) All options were granted pursuant to a stock option certificate and agreement dated September 15, 1995, and are non-qualified options receiving no special tax benefits. The agreement provided for the grant of 1,000,000 options, immediately exercisable, representing the right to purchase 1,000,000 shares of the Company's restricted common stock. The term of the options is three years from the date of grant. The option price and number of option shares are adjustable only according to a non-dilution provision.

(2) 66,667 adjusted to reflect a 15 for 1 share reverse stock split, effective May 1996.

        Aggregated Option/SAR Exercises In Last fiscal Year and F/Y End
                               Option/SAR Values

The following table sets forth information with respect to option exercises ad fiscal year-end option values for the Named Executive Officers.

                                                                  Number of Unexercised       Value of Unexercised
                                Shares           Value            Options/SARs                in-the-money Options/SARs at
                                On Acquired      Realized         at FY-End                   FY-End (1)
Name                            Exercise (%)     ($)              Exercisable/Unexercisable   Exercisable/Unexercisable
----                            ------------     ---              -------------------------   -------------------------
Irwin Schneidmill               0                -                66,667/0 (2)                $333,735/0

--------------
(1) Based upon the bid price of the Company's Common Stock on June 30, 1996 of $5.06.
(2) 66,667, adjusted to reflect a 15 for 1 share reverse stock split, effective May, 1996.
(3)  No stock appreciation rights ("SAR") were granted in 1995-1996.


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

Item 11.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of June 1, 1996, the record and beneficial ownership of Common Stock of the Company by each officer and director, all officers and directors as a group, and each person known to the Company to own beneficially or of record five percent or more of the outstanding shares of the
Company:

                                   Number of               Percentage
                                   Shares Owned            of Shares
Name and Address                   Beneficially(1)(3)      Outstanding
----------------                   ------------------      -----------

Irwin Schneidmill(2)                     94,339                9.9%
20 Roble Road
Suffern, NY 10901

Bob J. Sudderth(4)                       63,500                6.66%
P.O Box 32
Nowata, OK 74448

John Formicola (5)                      187,648               19.68%
345 Kinderkamack Rd
Westwood, NJ 07675

Re-Prod, Inc.                            50,000                5.24%
245 Pegasus Avenue
Northvale, NJ 07647

Jacob Lahav                              50,000                5.24%
20 Deerkill Road

Hohokus, NJ 07423

Officers and directors                  157,667               16.56%
as a group (2 persons)(2) **

-------------

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

7
Item 12.   Certain Relationships and Related Transactions

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

         In September, 1995, the Company executed a letter of intent to purchase all of the issued and outstanding stock of Nexim Corp., a Nevada Corporation, ("Nexim"), 100% of which is owned by Mr. Andrew Jaloza who became a director of the Company in January, 1996. Upon the execution of the letter of intent, the Company paid Mr. Jaloza $100,000 as a down payment for the purchase of Nexim. Nexim owns a technology known as Medphone, a medical device product. The Company also invested, approximately, an additional $62,000 toward development of this product. Nexim has had no revenues and is not an operating company. In April, 1996, the Company decided not to pursue the acquisition of Nexim. The ultimate recovery of the invested funds is uncertain. During the year ended June 30, 1996, the Company wrote off its entire investment in this venture, which is included in general and administrative expenses.

         Richard Greene, the Company's former President and legal counsel received 100,000 shares of the Company's common stock in full payment of legal services previously rendered to the Company. These shares were registered for Mr. Greene pursuant to a Form S-8 filed with the Securities and Exchange Commission on September 18, 1995.

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

                                            CELESTIAL VENTURES CORPORATION

                                            By: /s/ IRWIN SCHNEIDMILL
                                                ------------------------------
                                            Irwin Schneidmill
                                            President, Chief Executive, and
                                            Financial Officer and a Director

Dated: June 11, 1997

          Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:


Name                                 Title                                Date
----                                 -----                                ----

/s/ Irwin Schneidmill      President Chief Executive             June 11, 1997
----------------------     and Financial Officer, and
Irwin Schneidmill          a Director (Principal
                           Executive and Financial Officer)


/s/ Robert Trause          Director                              June 11, 1997
----------------------
Robert Trause


/s/ Mark Wolchock          Director                              June 11, 1997
----------------------
Mark Wolchock

CELESTIAL VENTURES CORPORATION
  AND SUBSIDIARIES
Consolidated Financial Statements
June 30, 1996

                          Independent Auditor's Report



To the Board of Directors and Stockholders
Celestial Ventures Corporation and Subsidiaries


We have audited the accompanying balance sheet of Celestial Ventures Corporation and Subsidiaries as of June 30, 1996, and the related consolidated statements of operations, shareholders' (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celestial Ventures Corporation and Subsidiaries as of June 30, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



RAICH ENDE MALTER LERNER & CO.
East Meadow, New York
November 12, 1996

CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
June 30, 1996
-------------------------------------------------------------------------------

Assets
     Current Assets
       Cash and cash equivalents                                              $      11,950
       Accounts receivable - net of allowance for doubtful
         accounts of $5,000                                                         128,012
       Inventory                                                                    153,037
       Prepaid expenses and other current assets                                     20,034
       Advance receivable                                                            15,000
                                                                              -------------

                                                                                    328,033
                                                                              -------------

     Equipment, Furniture and Leasehold Improvements -
       net of accumulated depreciation of $10,551                                    35,114
                                                                              -------------

     Other Assets
       Intangible assets - net of accumulated amortization
         of $66,667                                                                 933,333
       Deposits                                                                       5,850
       Other                                                                          2,634
                                                                              -------------

                                                                                    941,817
                                                                              -------------

      Total Assets                                                            $   1,304,964
                                                                              =============

See notes to financial statements.

CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
June 30, 1996
-------------------------------------------------------------------------------

Liabilities and Shareholders' (Deficit)
     Current Liabilities
       Accounts payable                                                           $     102,131
       Accrued expenses                                                                  48,113
       Shareholders' loans                                                               45,000
       Current maturities of long-term debt and capitalized
             lease obligation                                                            37,700
       Accrued acquisition litigation settlement                                      1,035,698
                                                                                  -------------

                                                                                      1,268,642
                                                                                  -------------

     Other Liabilities
       Long-term debt and capitalized lease obligation                                  231,463
       Net liabilities of discontinued operations                                       188,500
                                                                                  -------------

                                                                                        419,963
                                                                                  -------------

              Total Liabilities                                                       1,688,605
                                                                                  -------------


     Shareholders' (Deficit)
       Convertible Preferred Stock - $.001 par value; authorized 50,000,000 shares, issued and outstanding 271,853
         shares                                                                             272
       Common Stock - $.001 par value; authorized 50,000,000
         shares, issued and outstanding 1,076,186 shares                                  1,076
       Additional paid-in capital                                                     4,817,498
       Accumulated (deficit)                                                         (5,202,487)
                                                                                  -------------

              Total Shareholders' (Deficit)                                            (383,641)
                                                                                  -------------

     Total Liabilities and Shareholders' (Deficit)                                $   1,304,964
                                                                                  =============

See notes to financial statements.

CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
-------------------------------------------------------------------------------

                                                                     For the                For the
                                                                   Year Ended         Eight Months Ended
                                                                  June 30, 1996           June 30, 1995
                                                                 ----------------------------------------
Sales                                                            $     1,071,338         $            -

Cost of Sales                                                            280,698                      -
                                                                 ---------------         --------------

Gross Profit                                                             790,640                      -
                                                                 ---------------         --------------

Operating (Income) and Expenses
   Selling                                                               235,917                      -
   General and administrative                                          1,109,042                122,611
   Other income                                                          (36,222)                     -
                                                                 ---------------         --------------

                                                                       1,308,737                122,611
                                                                 ---------------         --------------

(Loss) from Continuing Operations                                       (518,097)              (122,611)
                                                                 ---------------         --------------

Discontinued Operations
   Income (loss) from operations of discontinued
     subsidiaries - net of taxes                                          66,957               (959,233)

   (Loss) on disposal of subsidiaries - net
     of taxes                                                                  -             (1,498,410)
                                                                 ---------------         --------------

   Income (loss) from discontinued operations                             66,957             (2,457,643)
                                                                 ---------------         --------------

Net (Loss)                                                       $      (451,140)        $   (2,580,254)
                                                                 ===============         ==============

Weighted Average Common Shares Outstanding                               878,239                383,463
                                                                 ===============         ==============

(Loss) Per Share                                                 $          (.51)        $        (6.73)
                                                                 ===============         ==============


See notes to financial statements.

CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders' (Deficit)
For the Eight Months Ended June 30, 1995 and the Year  Ended June 30, 1996
-------------------------------------------------------------------------------

                                            Convertible
                                          Preferred Stock          Common Stock        Additional
                                        -------------------    --------------------      Paid-In      Accumulated
                                         Shares     Amount       Shares     Amount       Capital       (Deficit)         Total
                                        =========================================================================================
Balance - October 31, 1994                889,426   $   889       517,924   $   518    $ 3,716,763    $ (1,887,021)   $ 1,831,138
   Stock issued                                 -         -       142,467       142        448,684               -        448,826
   Net (loss)                                   -         -             -         -              -      (2,580,254)    (2,580,254)
                                        ---------   -------    ----------   -------    -----------    ------------    -----------

Balance - June 30, 1995                   889,426       889       660,391       660      4,165,447      (4,467,286)      (300,290)
   Stock issued                                 -         -       194,500       194        365,707               -        365,901
   Stock issued for legal services
     rendered                                   -         -        13,333        13         49,987               -         50,000
   Debt conversions to stock                    -         -        99,983       100        234,858               -        234,958
   Conversions of preferred stock        (617,573)     (617)       40,421        41            576               -              -
   Net (loss)                                   -         -             -         -              -        (451,140)      (451,140)
   Acquisition of Success Direct
     (Pooling)                                  -         -        66,667        67            933        (284,061)      (283,061)
   Issuance of shares in reverse split          -         -           891         1            (10)              -             (9)
                                        ---------   -------    ----------   -------    -----------    ------------    -----------

Balance - June 30, 1996                   271,853   $   272     1,076,186   $ 1,076    $ 4,817,498    $ (5,202,487)   $  (383,641)
                                        =========   =======    ==========   =======    ===========    ============    ===========

See notes to financial statements.

CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows                               Page 1 of 2
-------------------------------------------------------------------------------

                                                                         For the                 For the
                                                                        Year Ended          Eight Months Ended
                                                                      June 30, 1996           June 30, 1995
                                                                      ========================================
Cash Flows from Operating Activities
   Net (loss)                                                           $   (451,140)         $   (2,580,254)
   Adjustments to reconcile net (loss) to net cash
     (used in) operating activities:
       Depreciation and amortization                                          74,479                       -
       Loss on sale of subsidiaries                                                -               1,498,410
       Income (loss) from discontinued operations                            (66,957)                959,233
       (Increase) decrease in:
         Accounts receivable                                                 (16,708)                      -
         Inventory                                                           103,181                       -
         Prepaid expenses and other current assets                            (6,665)                      -
       Increase (decrease) in:
         Accounts payable                                                    (17,666)                 18,694
         Accrued and other expenses                                           42,727                       -
         Accretion on redeemable common stock                                 56,250                       -
       Expenses paid through the issuance of common stock                     63,147                       -
                                                                        ------------          --------------

       Net cash used in continuing operations                               (219,352)               (103,917)

       Net cash used in discontinued operations                              (23,083)               (325,886)
                                                                        ------------          --------------

                                                                            (242,435)               (429,803)
                                                                        ------------          --------------

Cash Flows from Financing Activities
   Proceeds from issuance of common stock                                    365,901                 448,826
   Payment of officer's loan                                                 (39,166)                      -
   Proceeds of loans from shareholder                                         70,000                       -
   Payments of long-term debt                                                (24,119)                      -
   Proceeds from long-term debt                                              197,100                       -
                                                                        ------------          --------------

                                                                             569,716                 448,826
                                                                        ------------          --------------

Cash Flows from Investing Activities
   Purchase of subsidiary                                                   (315,000)                      -
   Deposits advanced                                                          14,352                 (29,210)

   Acquisitions of fixed assets                                              (18,245)                      -
                                                                        ------------          --------------

                                                                            (318,893)                (29,210)
                                                                        ------------          --------------

See notes to financial statements.

CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows                               Page 2 of 2
-------------------------------------------------------------------------------

                                                                         For the                 For the
                                                                       Year  Ended          Eight Months Ended
                                                                      June 30, 1996           June 30, 1995
                                                                      ========================================
Net Increase (Decrease) in Cash and Cash Equivalents                    $      8,388          $      (10,187)

Cash and Cash Equivalents - beginning of period                                3,562                  13,749
                                                                        ------------          --------------

Cash and Cash Equivalents - end of period                               $     11,950          $        3,562
                                                                        ============          ==============

Supplemental Disclosures
     Cash paid for:
       Interest                                                         $      6,612          $            -
                                                                        ============          ==============
     Non-cash investing and financing transactions:
       Acquisition of subsidiary through issuance of
         common stock                                                   $      1,000          $            -
                                                                        ============          ==============
       Issuance of redeemable common stock,
         related accretion thereon, and debt as a
         result of acquisition litigation settlement                    $  1,035,698          $            -
                                                                        ============          ==============

       Shareholder loans converted to common stock                      $     25,000          $            -
                                                                        ============          ==============

       Long-term debt converted to common stock                         $    209,958          $            -
                                                                        ============          ==============

       Common stock issued for services rendered                        $     50,000          $            -
                                                                        ============          ==============

See notes to financial statements.

CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 1996 and 1995
-------------------------------------------------------------------------------

1 -    Business and Summary of Significant Accounting Policies

       Celestial Ventures Corporation ("CVC") was organized under the laws of the State of Nevada on January 28, 1987. CVC's activities consist of ownership of various diversified businesses. On May 1, 1995, CVC sold its businesses which were involved in the sales and repair of industrial valves, and application of powder coatings onto industrial materials. CVC purchased a wholly-owned subsidiary on July 1, 1995, Success Direct, Inc., which is in the business of Business to Business direct mail marketing in the United States and Canada. In December, 1995, the corporate name of Success Direct, Inc. was changed to Remarkable Office Products, Inc. ("Remarkable"). Effective June 30, 1995, CVC changed its year-end from October to June.

       Significant accounting policies follow:

       a. Principles of Consolidation - The consolidated financial statements include the accounts of CVC and its subsidiaries (the "Company") after elimination of intercompany accounts and transactions.

       b. Inventory - Inventory, consisting primarily of finished goods, is valued at the lower of cost (first-in, first-out basis) or market.

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

       f. Reverse Stock Split - On May 3, 1996, the Company effected a 1-for-15 reverse stock split which has been reflected in these financial statements.

       g. Earnings Per Share - Computed by dividing the net loss by the weighted average number of shares outstanding during the year. Common stock equivalents have not been included in the earnings-per-share computation because of their anti-dilutive effect.

                                                                     Continued

       h. Advertising costs - Advertising costs are expensed as incurred and amounted to approximately $80,700 and $-0- in 1996 and 1995, respectively, and are included in selling expenses.

       i. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

       j. Reclassifications - Various accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year's financial statements. These reclassifications had no impact on the results of operations.

2 -    Equipment, Furniture and Leasehold Improvements

       As of June 30, 1996, equipment, furniture and leasehold improvements are summarized as follows:


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
                                                               -------------

                                                                    $ 35,114
                                                               =============

       Depreciation expense for the year ended June 30, 1996 was $7,793.

3 -    Intangible Assets

       As of June 30, 1996, intangible assets are summarized as follows:

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
                                                               -------------

                                                                    $933,333
                                                               =============

       Amortization expense for the year ended June 30, 1996 was $66,667.

                                                                     Continued

4 -    Long-Term Debt and Capitalized Lease Obligations

       At June 30, 1996, long-term debt consists primarily of an obligation to Performance Capital, a company owned by a stockholder of the Company. This obligation was assumed in connection with the acquisition of Success Direct, Inc.

       Notes Payable - Performance Capital - five separate $50,000 notes (dated December, 1994; January, 1995; February, 1995; March, 1995; and April, 1995). Payable in monthly principal payments of $833 for each note beginning February, 1997 for 60 consecutive months. Interest is 9% for all notes, has accrued through December, 1995 and is payable monthly beginning January, 1996 on the unpaid principal balance. On November 12, 1996, the Company entered into an agreement to renegotiate the five notes payable (of $50,000 in principal each) held by Performance Capital. In the renogiated agreement, Performance Capital agreed to waive and forego all rights to interest accrued through September 30, 1996 and, beginning October 1, 1996, interest of 10% per annum is to be paid to Performance Capital. The modified agreement calls for repayment of the notes payable balance as follows:

       (bullet) January 1, 1997 - $6,250 - representing interests earned from October 1, 1996 through December 31, 1996.

       (bullet) January 1, 1997 - $25,000 - to be applied to outstanding principal balance.

       (bullet) February 1, 1997 and the first of every month until December 1,1998 - $3,500 - to be applied to interest and principal.

       All remaining amounts outstanding under the Notes will be due and payable on December 31, 1998.

                                                                     $250,000
       Capitalized Lease Obligation - assumed in connection
       with the acquisition of Success Direct, Inc. Payable
       in monthly installments of $567, inclusive of
       interest at an annual rate of approximately 14%.
       Expires December, 1999 and is collateralized by
       various equipment
                                                                       19,163
                                                                  -----------
       Less:  Current maturities of long-term debt                    269,163
                                                                       37,700
                                                                  -----------
                                                                  $   231,463
                                                                  ===========

                                                                     Continued

       Principal payments required for the five years subsequent to June 30, 1996 are summarized as follows:


                     June 30,    1997          $    37,700
                                 1998               26,375
                                 1999              201,293
                                 2000                3,234
                                 2001                  561
                                               -----------

                                               $   269,163
                                               ===========

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
                                                              ==========


       The net deferred tax asset is fully offset by a valuation allowance due to uncertainties surrounding the ultimate realization of those assets. At June 30, 1996, approximately $1,200,000 of net operating loss carryforwards, which expire in various periods through 2011, are available to offset future taxable income. The valuation allowance increased by $33,000 as compared to June 30, 1995.

6 -    Discontinued Operations and Sale of Subsidiaries

       In 1994, the Company discontinued operations of its wholly-owned subsidiary, U.S. Powder Coaters, Inc. ("USPC"), whose principal business activity consisted of treating and coating metal and non-metal materials. During the eight months ended June 30, 1995, the Company wrote-off certain equipment of USPC, with an aggregate book value of $459,192, which was deemed worthless. During the year ended June 30, 1996, the Company settled certain outstanding payable obligations of USPC, resulting in the recognition of a gain in the amount of $66,957.

       As of June 30, 1996, the Company's aggregate net liabilities relating to the discontinueed operations of USPC amounted to $188,500, of which $170,000 represented a demand note obligation due to R.M. Engineering relating to a previous equipment purchase. The note is due on demand, bears interest at 4% and is secured by the related equipment.

                                                                     Continued

       To date, the Company has no formal plans to dispose of this entity.

       On May 1, 1995, the Company discontinued the operations of two wholly-owned subsidiaries, Valve International, Inc. and Subsidiaries and Gulf Powder Coatings, Inc. which comprised the Company's entire valve manufacturing and coating businesses. Effective April 30, 1995, the Company sold these subsidiaries to Turkey DeLite, Inc. ("Turkey DeLite") in exchange for 1,550,000 shares of Turkey DeLite common stock, a promissory note in the amount of $200,000, and a future payment of $150,000 contingent upon completion of a future stock offering by Turkey DeLite. As of the effective date of the transaction, a stockholder and the chief executive officer of the Company was also a stockholder and the chief executive officer of Turkey DeLite.

       After consummating this transaction, management determined that the ultimate realization of the promissory notes, common stock and the future contingent payment was uncertain and fully reserved against these assets, resulting in an aggregate loss on disposal of these subsidiaries in the amount of $1,498,410 being recorded for the year ended June 30, 1995.

       During the year ended June 30, 1996 and the period November 1, 1994 through June 30, 1995, the Company's results from discontinued

       operations, excluding its loss on disposal of subsidiaries, consisted of the following:

                                 Gulf Coast               Valves                 U.S.
                                   Powder           International, Inc.         Powder
                                Coatings, Inc.        and Subsidiaries        Coaters, Inc.           Total
                                ==============================================================================
           1996
              Income             $         -           $          -           $     66,957       $      66,957
              Expenses                     -                      -                      -                   -
                                 -----------           ------------           ------------       -------------

                                 $         -           $          -           $     66,957       $      66,957
                                 ===========           ============           ============       =============
           1995
              Income             $   158,311           $    416,952           $          -       $     575,263
              Expenses               153,347                921,957                459,192           1,534,496
                                 -----------           ------------           ------------       -------------

                                 $     4,964           $   (505,005)          $   (459,192)      $    (959,233)
                                 ===========           ============           ============       =============

       Due to the uncertainties surrounding the ultimate realization of any tax benefit arising from the losses from discontinued operations and loss on disposal of subsidiaries, the related gross deferred tax assets have been fully offset by valuation allowances resulting in no net tax benefits from these losses for the year ended June 30, 1996 and the eight month period ended June 30, 1995.

                                                                     Continued

7 -    Acquisitions of Subsidiary, Name Change and Subsequent Event

       Effective July 1, 1995, the Company consummated a business combination with Success Direct, Inc. ("Success") a mail order products company. The acquisition, which resulted in the Company's issuance of 66,667 shares (as adjusted for the subsequent reverse stock split by the Company) of restricted common stock in exchange for all of the stock of Success, was accounted for as a reverse acquisition. A reverse acquisition is equivalent to the issuance of stock by the acquired company for the net monetary assets of the acquirer, accompanied by a recapitalization. The accounting for a reverse acquisition is similar to that of a pooling of interest, as the historical cost basis of the assets and liabilities is utilized and no goodwill is recorded. In connection with this transaction, Success became a wholly-owned subsidiary of the Company and the former principal stockholder of Success became the President, Chief

       Executive Officer and a stockholder of the Company.

       The summarized assets and liabilities of the separate companies on July 1, 1995, the date of acquisition, were as follows:

                                                                  Success
                                                                 (Acquired
                                                   Company        Company)
                                                ============================

            Current Assets                      $     28,562    $     65,891
            Property and Equipment - net                   -          24,681
            Other Assets                               4,210           5,992
                                                ------------    ------------

                   Total Assets                       32,772          96,564
                                                ------------    ------------

            Current Liabilities                       54,522         110,808
            Long-Term Liabilities                    278,540         268,816
                                                ------------    ------------

                   Total Liabilities                 333,062         379,624
                                                ------------    ------------

            Total Assets and Liabilities        $   (300,290)   $   (283,060)
                                                ============    ============

       In December, 1995, the corporate name of Success was changed to Remarkable Office Products, Inc. ("Remarkable").

       On October 7, 1996, the Board of Directors unanimously agreed to pursue an offer to purchase Remarkable from the Company.

       On November 21, 1996, (effective October 1, 1996) the Company sold all of the issued and outstanding capital stock of Remarkable to Dynamic Products Corp. ("DPC"), a company under common management, for $1,406,250. The President and Chief Executive Officer for the Company is also the President, Chief Executive Officer and

                                                                     Continued
       principal stockholder of DPC. In exchange for all of the stock of Remarkable, the Company is to receive from DPC the following consideration: (i) $600,000, payable in the form of a promissory note of $450,000 due March 21, 1997; a cash payment of $43,549 and repayment of the recorded intercompany balance due from the Company to Remarkable of $106,451, and (ii) assumption by DPC of certain liabilities of the Company in the amount of $806,250. During October, 1996, in connection with the disposal of this wholly-owned subsidiary, the Company realized a gain of approximately $448,000.

8 -    Acquisition of Certain Assets of Re-Prod, Inc. and Litigation Settlement

       In connection with the acquisition of Success Direct, Inc. above, the Company was assigned a contract to purchase certain assets of Re-Prod, Inc. This acquisition, effective July 1, 1995, was accounted for as a purchase. The purchase price of $1,315,000 was allocated among the assets as follows:


            Accounts Receivable                            $     107,000
            Inventory                                            208,000
            Customer List                                        850,000
            Trademarks                                           100,000
            Telephone Numbers                                     50,000
                                                           -------------

                                                           $   1,315,000
                                                           =============

       The intangibles (customer list, trademarks, and telephone numbers) will be amortized over their estimated useful lives of 15 years.

       The purchase price was paid as follows:


                  Cash                                $      315,000
                  Note Payable                               250,000
                  Redeemable Common Stock                    750,000
                                                      --------------

                                                          $1,315,000
                                                      ==============

       The note bears interest, payable monthly, at 9% per annum on the unpaid balance. Monthly payments of principal are also required, equaling the greater of net list rental income or $10,000. Two of the Company's shareholders personally guaranteed the payment of this note.

       The Company issued 750,000 shares of stock (pre-reverse split) valued at $1.00 per share. The Company guaranteed, through the issuance of put options, the value of 375,000 shares of the common stock to be $1.05 per share by January 1, 1996 and the value of the remaining 375,000 shares to be $1.10 per share by July 1, 1996. The President and a stockholder of the Company, as well as the Company, have also guaranteed the value.

                                                                     Continued

       On February 21, 1996, the Company initiated a lawsuit against Re-Prod, Inc., in Federal Court in the Southern District of New York, White Plains, claiming a misrepresentation of the value of the assets acquired. The Company stopped payments on the note payable and did not honor the options.

       On March 14, 1996, Re-Prod, Inc. counter-claimed against the Company, claiming, among other things, breach of contract, failure to pay on promissory notes, and failure to honor guarantees.

       On November 15, 1996, the Company and Re-Prod, Inc. entered into, and the District Court approved by order, a Stipulation of Settlement ("Settlement") of all claims and counter claims. As a condition to entering into the Settlement, prior to its execution, the Company paid to Re-Prod, Inc. the $6,039.55 balance of an escrow account to be provided for in the purchase agreement. Under the Settlement, the Company agreed to pay to Re-Prod, Inc. the balance of the purchase price of $400,000, of which all but the last installment of $62,500, due on March 1, 1997, has been paid. The Company must make additional payments to Re-Prod, Inc. on September 1, 1997 of $300,000 plus that amount equal to one-half of the excess (if any) of the closing value of Re-Prod, Inc.'s shares of the Company's common stock (based upon the mean between the bid/asked price) on September 1, 1997 over $300,000 (payable upon the tender of Re-Prod, Inc.'s certificates). (As a result of its May, 1996 1-for-15 reverse stock split, the Company issued to Re-Prod, Inc certificates for 50,000 new shares in exchange for its existing certificate for 750,000 pre-split shares of common stock.) A stockholder and officer of the Company ("the Guarantors") have unconditionally guaranteed the prompt and full payment and performance of all of the Company's obligations under the Settlement.

       Under the purchase agreement, the Company granted Re-Prod, Inc. a security interest in certain of the Company's assets. The Settlement provides that Re-Prod, Inc. will subordinate its security interest to that of any third party which lends the Company funds to repay its obligations to Re-Prod, Inc. under the Settlement. If the Company is in default in making any payment due or performing any obligation required under the Settlement, Re-Prod, Inc. will have the right to apply to the Court for entry of judgment against the company, and the Guarantors, jointly and severally, for $1,100,000 less any sums previously paid to Re-Prod, Inc. under the Settlement. Upon full satisfaction by the Company of its obligations under the Settlement and the Asset Purchase Agreement, Re-Prod, Inc.'s counter claim will be dismissed. The accompanying balance sheet includes an accrual of $1,035,698 as Accrued Acquisition Litigation Settlement to reflect this liability as of June 30, 1996. This liability was assumed by DPC as part of its purchase of Remarkable as disclosed in Note 7.

9 -    Lease Expense and Lease Commitments

       The Company, through its wholly-owned subsidiary, Remarkable, is obligated for leases of two sections of space in an industrial park in Monsey, New York. The minimum annual rent for the space is as follows:


                              1997         $   21,269
                              1998             11,235
                                           ----------

                                              $32,504
                                           ==========

                                                                     Continued

       Rent expense relating to operating leases amounted to $35,000 for the year ended June 30, 1996.

10 -   Warrants and Stock Options

       As of June 30, 1996, the Company had the following warrants and stock options outstanding:

                                                   Shares          Price Per Share      Expiration Date
                                                  --------------------------------------------------------
        Private placement warrants                 240,000             $1.50            October 31, 1998
        Stock options held by officer               66,667              3.00            September 8, 1998
        Stock options held by shareholder           66,667              3.00            September 8, 1998
                                                  --------

                                                   373,334
                                                  ========

       All of the above shares and price per share reflect the 15-to-1 reverse stock split on May 3, 1996.

11 -   Concentrations

       V.W. Eimicke, Ltd. and V.W. Eimicke Associates, Inc. (collectively "Eimicke") is Remarkable's largest customer and accounts for approximately 10% of Remarkable's sales. The Company has contracts with Eimicke which (i) make Eimicke the sole distributor of Remarkable products in Canada, (ii) make Remarkable the exclusive manufacturer of laminated Federal law posters sold by Eimicke in the United States and
       (iii) make Eimicke a non-exclusive distributor of a series of re-markable planning boards and other related products in the United States. Each of these contracts is dated September 6, 1990 and expires November 30, 1996, and there is no assurance that this customer will continue to purchase the Company's products on similar terms. The loss of this customer, if it occurs, could have a material adverse effect on the Company's business.


12 -   Related Party Transactions

       In September, 1995, the Company executed a letter of intent to purchase all of the issued and outstanding stock of Nexim Corp., a Nevada Corporation, ("Nexim"), 100% of which is owned by Mr. Andrew Jaloza who became a director of the Company in January, 1996. Upon the execution of the letter of intent, the Company paid Mr. Jaloza $100,000 as a down payment for the purchase of Nexim. Nexim owns a technology known as Medphone, a medical device product. The Company also invested, approximately, an additional $62,000 toward development of this product. Nexim has had no revenues and is not an operating company. In April, 1996, the Company decided not to pursue the acquisition of Nexim. The ultimate recovery of the invested funds is uncertain. During the year ended June 30, 1996, the Company wrote off its entire investment in this venture, which is included in general and administrative expenses.

       Richard Greene, the Company's former President and legal counsel received 100,000 shares of the Company's common stock in full payment of legal services previously rendered to the Company. These shares were registered for Mr. Greene pursuant to a Form S-8 filed with the Securities and Exchange Commission on September 18, 1995.