Form 10KSB40
period 1997-06-30
CELESTIAL VENTURES CORP
filed 1997-10-03
CIK 811639

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended: June 30, 1997.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant June 30, 1997, based on the average bid and asked price on such date, was approximately $4,679,508.

Number of shares of Common Stock outstanding as of June 30, 1997:    1,247,869.
Number of shares of Preferred Stock outstanding as of July 30, 1997:   258,853.

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


                                     PART I

Item I.   Business

        Celestial Ventures Corporation, a Nevada corporation (the "Company"), was incorporated on January 28, 1987. The Company's initial business was the acquisition of real estate and real estate development. Since 1993, the Company has primarily been engaged in the acquisition of businesses, divisions of businesses or the assets of businesses that the Company's management identified as having significant potential for business success. These businesses have included valve coating and direct mail subsidiaries in the past. As of June 30, 1997, all of the operating divisions of the Company have been sold. The Company is no longer involved in real estate investment or development. The Company currently employees two persons neither of which are full time.

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

         The Company, through its wholly-owned subsidiary, Remarkable, sold specialized office products featuring time management and organizational tools to small and medium-sized businesses nationwide through innovative, aggressive direct marketing catalogs and programs. Remarkable's products include dry erase boards and calendars with markers which can be wiped clean after use and re-used. Remarkable also specializes in calendars and laminated products such as large geographic wall maps, and federal law posters which many businesses are required to post in the workplace (e.g., minimum wage posters, equal opportunity and sexual harassment notices).

Disposition of Direct Mail Business.

         On November 21, 1996, the Company, effective October 1, 1996, sold all of the issued and outstanding capital stock (the "Shares") of Remarkable to Dynamic Products Corp. (the "Dynamic"), for $1,406,250.00. The assets of Remarkable included equipment, inventory, and accounts receivable. The consideration paid to the Company was as follows: (i) repayment of intercompany balance due to Remarkable as of November 20, 1996 of $106,450.85; (ii) payment on November 21, 1996, of $43,539.15 in cash; (iii) a promissory note for $450,000.00 due February 21, 1997, payment of which was extended until March 21, 1997; and (iv) assumption of certain liabilities of the Registrant totaling $806,250.00. The Company realized a gain of $431,512 on the sale. The purchase price of Remarkable was determined in the manner of an arms length transaction. The principles followed by the parties in determining the consideration were as follows: Shares of Remarkable were valued at book value, and the repayment of intercompany balance on November 20, 1996, the cash payment on November 21, 1996, the note payable due on March 21, 1997, and the assumption of certain liabilities of the Company were each calculated at cash value. An officer, director, and stockholder of the Purchaser is also the President, director and stockholder of the Company. See "Certain Relationships and Related Transactions." The transaction was unanimously approved and ratified by the Company's Board of Directors in accordance with Nevada corporate law.

         Pursuant to an agreement dated June 20, 1997, the Company agreed to transfer to Mr. John L. Patten, a significant shareholder of the Company, its rights under the remaining past due $300,000 subordinated note receivable from the Purchaser in exchange for Mr. Patten's assumption of the Company's obligations for the U.S. Powder Coaters, Inc. note payable of $170,000 to R.M. Engineering. See "Certain Relationships and Related Transactions." To date, R.M. Engineering has not released the Company from its obligation under the note payable; accordingly, the liability remains recorded at June 30, 1997. See "Notes to Consolidated Financials." The transaction was unanimously approved and ratified by the Registrant's Board of Directors in accordance with Nevada corporate law.

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

        As of June 30, 1997, all of the operating divisions of the Company have been sold.

Item 2.  Properties

         The Company maintains its corporate headquarters at 382 Route 59,
Section 310, Monsey, New York, 10952. This facility is currently leased by Remarkable Office Products, Inc. which expires on October 31, 1998 and provides for an option to renew for two successive five-year periods. Although there is no formal sublease agreement between the Company and Remarkable, the Company has agreed to reimburse Remarkable for any use of the space by the Company as well as for the use of Remarkable's personnel. Any future payments made by the Company to Remarkable for this obligation will be determined by the fair market value for the use of the space and personnel as if determined in an arms length transaction.

Item 3   Legal Proceedings

Celestial Ventures Corporation vs. Re-Prod, Inc. et. al., Case No. 96 Civ. 1274, United States District Court for the Southern District of New York.

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

         As part of the consideration for the acquisition, Re-Prod, Inc., also received 750,000 shares of the restricted common stock of the Company. The Agreement provided that Mr. Schneidmill would personally guarantee 375,000 of such 750,000 shares payment of any difference between $393,750 ($1.05 per share) and the fair market value of the shares on January 1, 1996. The value of the common stock at February 1, 1996 was approximately $78,750. The Company and Mr. Schneidmill and Formicola personally, have also executed a "Put Option Agreement", whereby Re-Prod, Inc. can put these 375,000 shares to the Company as of January 1, 1996 and demand payment of $393,750. Such demand was made on January 31, 1996. Furthermore, Mr. Schneidmill and Mr. Formicola guaranteed payment of the difference between $412,500 and the market value of the remaining 375,000 shares (25,000 shares, adjusted to reflect a 1 for 15 share reverse stock split, effective May 3, 1996) of the Company's common stock held by Re-Prod, Inc. on July 1, 1996. The shares having a guaranteed value at July 1, 1996 are subject to an identical Put Option Agreement.

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

         On November 12, 1996, parties entered into, and the District Court approved by order, a Stipulation of Settlement ("Settlement") of all claims and counter claims. As a condition to entering into the Settlement, prior to its execution, the Company paid to Re-Prod, Inc. the $6,039.55 balance of an escrow account to be provided for in the purchase agreement. Under the Settlement, the Company agreed to pay to Re-Prod, Inc. a balance of the purchase price of $400,000, of which all has been paid. The Company must make additional payments to Re-Prod, Inc. on September 1, 1997 of $300,000 plus that amount equal to one half of the excess (if any) of the closing value of Re-Prod, Inc.'s shares of the Company's common stock (based upon the mean between the bid/asked price) on September 1, 1997 over $300,000 (payable upon the tender of Re-Prod, Inc.'s certificates). (As a result of its May 1996 1 for 15 stock split, the Company issued to Re-Prod, Inc., certificates for 50,000 new shares in exchange for its existing certificate for 750,000 pre-split shares of common stock.) Under the Settlement, the counter claim against Mr. Formicola was dismissed, and Mr. John
L. Patten, a stockholder of the Company, was named as an additional guarantor. Mr. Schneidmill and Mr. Patten have unconditionally guaranteed the prompt and full payment and performance of all of the Company's obligation under the Settlement. Mr. Patten has since agreed to assume the obligation and hold the Company harmless against the payment due to Re-Prod, Inc. on September 1, 1997 of $300,000 plus that amount equal to one half of the excess (if any) of the closing value of the 50,000 shares of the Company's common stock as described above. Mr. Patten has demonstrated to the Company's satisfaction his financial ability to assume such obligation. In consideration of this as well as other assumptions of various liabilities of the Company as well as for other services rendered to the Company, the Company issued 93,316 shares of common stock to Mr. Patten in June, 1997. See "Litigation" and Related Party Transactions".

         Under the purchase agreement, the Company granted Re-Prod, Inc. a security interest in certain of the Company's assets. The Settlement provides that Re-Prod, Inc. will subordinate its security interest to that of any third party which lends the Company funds to repay its obligations to Re-Prod, Inc. under the Settlement. Except as provided above, the rights and obligations of the parties under the purchase agreement remain unchanged until fully performed. In the event Re-Prod, Inc. alleges that the Company is in default in making any payment due or performing any obligation required under the Settlement, Re-Prod, Inc. will have the right (upon ten days written notice) to apply to the Court for entry of judgment against the Company, and Messers. Schneidmill and Patten, jointly and severally, for $1,100,000, less any sums previously paid to Re-Prod, Inc. under the Settlement if Re-Prod, Inc. certifies to the Court that the Company is in default and has received notice thereof, and such alleged default has remained uncured for ten days; the Court can enter judgment against the Company. Upon full satisfaction by the Company of its obligations under the

Settlement and the Asset Purchase Agreement, Re-Prod, Inc.'s counterclaim will be dismissed with prejudice and the Company and Messers. Formicola, Patten and Schneidmill will be released from all claims under the Re-Prod, Inc. counterclaim.

Johnson vs. Central Valve Services, Inc., et. al., No. 96-42066, In the District Court of Harris County, Texas, 80th Judicial District.

         The Plaintiffs' First Amended Original Petition was served upon Celestial (one of many defendants) on April 23, 1997. The Plaintiffs allege that they were injured as a result of certain misrepresentations made by Tony Heuermann (a Texas investment manager unconnected to Celestial) which induced the Plaintiffs into investing monies into Celestial and its wholly owned subsidiary, Central Valve Services, Inc. ("Central"). The alleged investment includes payment for 25,343 (prior to the 1 for 15 reverse split) shares of Celestial common stock as well as numerous promissory notes issued by Central in which Bob Sudderth (former President of Celestial) also signed on behalf of the Company as Guarantor. The Plaintiffs claim that these notes are in default and the shares are trading below the promised value. Accordingly, the Plaintiffs now seek damages from Celestial (as well as Central, Sudderth and Heuermann) to recoup those monies lost as a result of these alleged false representations and violations of Texas Deceptive Trade Practices Act in the amount of $62,092 plus interest, costs and punitive damages.

         Celestial has not yet appeared in the matter. The other parties to the litigation have agreed to address this matter in non-binding mediation. Should the parties fail to resolve this matter at that time, the court has preliminarily scheduled a hearing for November 12, 1997.

         Although Celestial has not yet appeared in the matter, John L. Patten, a stockholder of the Company, pursuant to an agreement dated August 25, 1997, has agreed to indemnify Celestial and hold it harmless for any costs incurred by the Company or for any potential award or settlement that might arise in the future. Mr. Patten has demonstrated to the Company's satisfaction his financial ability to assume such obligation. In consideration of this as well as other assumptions of various liabilities of the Company as well as for other services rendered to the Company, the Company issued 93,316 shares of common stock to Mr. Patten in June, 1997. See "Litigation" and Related Party Transactions".

Item 4   Submission of Matters to a Vote of Security Holders

         There have been no matters submitted to a vote of security holders for the period covered by this Report.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

         The Company's common stock is currently traded on the NASDAQ Electronic Bulletin Board under the symbol "CVNR", and has several market makers. The high and low bid (price which a market maker is willing to pay for the shares) quotations for the Company's Shares, as reported to the Company's management by brokerage firms listed on the specified dates by the National Daily Quotation System, Inc.'s "Pink Sheets" as making markets in the Company's securities are listed in the following chart. These quotations are between dealers, do not include retail mark-ups, mark-downs or other fees and commissions, and may not represent actual transactions. On May 3, 1996, the Company adopted a 1 for 15 reverse stock split.

                  Date                       High Bid *         Low Bid *
                  ----                       ----------         ---------

                  Fiscal 1996
                  -----------
                  September 30, 1995         $9.14              $8.45
                  December 31, 1995          $4.22              $3.75
                  March 31, 1996             $7.02              $5.62
                  June 30, 1996              $5.06              $5.06

                  Fiscal 1997
                  -----------
                  September 30, 1996         $4.13              $3.31
                  December 31, 1996          $5.00              $4.25
                  March 31, 1997             $5.00              $3.75
                  June 30, 1997              $3.75              $3.00

                  *Prices reflect the 1 for 15 reverse stock split effective May 3, 1996.

         There were approximately 1,723 shareholders of record of the Company's common stock on June 30, 1997.

         The Company has not paid dividends on its Common Stock. The Company intends to retain any future earnings to finance its growth.

Item 6.   Management's Plan of Operation

         The Company's financial condition at June 30, 1997 compared to June 30, 1996 changed dramatically. These changes occurred as a result of the sale of the Company's Direct Mail subsidiary in November 1996.

         Management believes that the sale of the operating subsidiary has had a positive effect on the Company as it has positioned the Company to seek out new acquisition candidates as it has done in the past.


         For the year ended June 30, 1996 as well as previous years, the Company has financed its working capital requirements, capital expenditures, and acquisitions through cash flows generated from operations, debt, and sale of common stock. Cash used in operations for the year ended June 30, 1997 was $20,244 and cash used in operations for the year ended June 30, 1996 was $577,253. Cash received from investing activities of $208,549 was comprised of proceeds from the sale of subsidiary of $193,549 and returned deposits of $15,000.

         During the last two fiscal years, the Company has made an effort to dispose of all operating subsidiaries as well as to remove all non-de minimis liabilities from the Company's financials in order to attract a single, large, profitable, private company with which to potentially merge. On August 21, 1997, the Company formally announced that it had entered into a letter of intent to merge with a high performance materials company which fits the Company's parameters for an acquisition candidate.

         In order to secure the acquisition as well as provide future operating revenue for the Company, Celestial has since received approximately $3,900,000 (and contemplates raising an additional $2,000,000) from prospective investors in contemplation of an overseas private-placement of common stock, at a purchase price of $3.00 per share. Of those amounts received, $3,600,000 has been remitted to the enterprise with which the Company intends to merge in exchange for promissory notes totaling $3,600,000 due December 30, 1997, bearing interest and an annualized rate of seven percent (7%). The Company expects significant growth in revenues and shareholder earnings as a result of this potential acquisition and the related transactions.

Effects of Inflation

         The impact of inflation on the Company's plan of operation has not been significant.

Item 7.  Financial Statements

         The response to this Item is submitted as a separate section of this report commencing on page F-1

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not Applicable.

                                    PART III

Item 9   Directors and Executive Officers of the Registrant

         The current executive offices and directors of the Company are set forth below:

       Name                Age          Position
       ----                ---          --------

Irwin Schneidmill          44           CEO, President, Chief Financial Officer
                                           and Director(1)

Andrew L. Jaloza           37           Director(2)

James P. Lofland           45           Director(3)

Martin Ewenstein           62           Director(4)

Robert W. Trause           55           Director

Mark Wolchuck              45           Director

         (1) Mr. Schneidmill was elected President, Chief Financial Officer, and a Director of the Company on August 1, 1995.
         (2) Mr. Jaloza resigned as Director of the Company effective October 7, 1996.
         (3) Mr. Lofland resigned as Director of the Company effective October 7, 1996.
         (4) Mr. Ewenstein resigned as Director of the Company effective December 31, 1996.

         Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Directors have received shares of the Company's common stock as remuneration for their services as such and may be reimbursed for expenses incurred in connection therewith, such as the cost of travel to Board meetings. Officers serve at the pleasure of the Board of Directors until their successors have been elected and have qualified.

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

                  Andrew L. Jaloza became a director of the Company in November 1995. For the last five years Mr. Jaloza has been a practicing attorney in New York City. Mr. Jaloza is the sole shareholder of Nexim Corp., a corporation that the Company had executed a letter of intent to purchase in September 1995. See "Certain Relationships and Related Transactions". Mr. Jaloza resigned as Director of the Company effective October 7, 1996.

                  James P. Lofland has been a director of the Company since November of 1995. For the last five years he has owned and operated Lofland's Restaurant in New York City. Mr. Lofland resigned as a Director of the Company effective October 7, 1996.

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

                  Martin Ewenstein has served as a Director since March 4, 1996. Mr. Ewenstein is Vice President of Yonmir Pearls, Inc., a privately held importer of pearls. Prior to 1991, he was employed by the CBS for twenty (20) years as a Corporate Planning Economist. Furthermore, Mr. Ewenstein has worked as a book publisher, and a real estate entrepreneur. Mr. Ewenstein received a Master of Economics degree from Columbia University. Mr. Ewenstein resigned as a Director of the Company effective December 31, 1996.

                  Mark Wolchock has served as a Director since January 8, 1997. He has also been employed as Regional Sales Manager for the Cannon Corporation, a publicly held corporation from 1985 until 1991. Currently, Mr. Wolchock is acting as Regional Sales Manager of Baxter Health Care, a public corporation and President of Majestic Solutions Inc., a privately held corporation.

Item 10. Executive Compensation

                  Mr. Irwin Schneidmill became the President and Chief Executive Officer of the Company in August, 1995 at an annual salary of $140,000 per annum. In consideration of his employment by the Company, Mr. Schneidmill also received and beneficially owns 66,665 options of the Company which are immediately exercisable at $3.00 per share pursuant to a Stock Option Certificate and Agreement dated September 15, 1995. The options expire in September 1998. In addition, the Company pays $570 per month for the lease on Mr. Schneidmill's car plus automobile insurance. Mr. Schneidmill has forgone large portions of his salary and other benefits during fiscal years 1995, 1996 and 1997 in order to assist the Company in meeting its cash flow needs and to support its capital expenditures. Mr. Schneidmill also participates in the Company's group health insurance plan.


                  The following table discloses for the fiscal years ended December 31, 1995, June 30, 1996 and 1997, individual compensation information relating to the chief executive officer of the Company and the executive officers of the company who earned in excess of $100,000 during 1997 (the "Named Executive Officers").

                           Summary Compensation Table

                                     Annual Compensation                           Long Term Compensation
Name and                   Salary    Bonus         Other Annual  Restricted      Options    LTIP       All Other
Principal Position                                 Compensation  Stock Awards    /SARS      Payouts    Compensation
                           ($)/(1)   ($)           ($)           ($)             ($)        ($)
Irwin Schneidmill
Chief Executive Officer &
President (2)
1997                       140,000   0             -             0               0          0          0
1996                       140,000   0             -             0               0          0          0
1995                       45,000    0             -             0               0          0          0

(1) Mr. Schneidmill has forgone large portions of his salary and other benefits during fiscal years 1995, 1996 and 1997 in order to assist the Company in meeting its cash flow needs and to support its capital expenditures. The amounts reported above for fiscal year 1995 were paid to Mr. Schneidmill by Success Direct, Inc. which was a wholly owned subsidiary of the Company, but during 1994 and 1995 was owned by a corporation not related to the Company. However, because the financial results of the Company have been consolidated with those of Success Direct, Inc. retroactively to July 1994 by reason of common ownership, compensation and other benefits paid to Mr. Schneidmill by Success Direct, Inc. have been included in the above table.

(2) Mr. Schneidmill became President and Chief Executive Officer of the Company in August, 1995.

                      Option/SAR Grants In Last Fiscal Year

No option grants were made during 1997 to the Executive officers.

         Aggregated Option/SAR Exercises In Last fiscal Year and F/Y End
                                Option/SAR Values

The following table sets forth information with respect to option exercises and fiscal year-end option values for the Named Executive Officers.


                                                                  Number of Unexercised       Value of Unexercised
                                Shares           Value            Options/SARs                in-the-money Options/SARs at
                                On Acquired      Realized         at FY-End                   FY-End (1)
Name                            Exercise (%)     ($)              Exercisable/Unexercisable   Exercisable/Unexercisable
----                            ------------     ---              -------------------------   -------------------------
Irwin Schneidmill               0                -                66,665/0 (2)                            $0.00/0

--------------
(1) Based upon the bid price of the Company's Common Stock on June 30, 1997 of $3.00.
(2) 66,665, adjusted to reflect a 1 for 15 share reverse stock split, effective May, 1996.
(3)   No stock appreciation rights ("SAR") were granted in 1996-1997.

Employment and Consulting Agreements

                  Mr. Schneidmill has entered into a five-year employment agreement dated March 1, 1996 with the Company to act as President and Chief Executive Officer; which provides for an initial annual base salary of $140,000. Mr. Schneidmill has forgone large portions of his compensation and other benefits from the Company during fiscal years 1995, 1996 and 1997 in order to assist the Company in meeting its cash flow needs and to support its capital expenditures. Under the employment agreement, Mr. Schneidmill also receives disability insurance, hospitalization, major medical, vacation and other employee benefits, reimbursement of reasonable business expenses incurred on behalf of the Company, and use of Company-owned vehicles.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of June 30, 1997, the record and beneficial ownership of Common Stock of the Company by each officer and director, all officers and directors as a group, and each person known to the Company to own beneficially or of record five percent or more of the outstanding shares of the Company:

                                        Number of                 Percentage
                                        Shares Owned              of Shares
Name and Address                        Beneficially(1)(3)        Outstanding
----------------                        ------------------        -----------

Irwin Schneidmill(2)                         94,339                  7.56%
20 Roble Road
Suffern, NY 10901

John L. Patten                              103,316                  8.28%
5 Saddle Hill Road
Far Hills, NJ 07931


Performance Capital Corp.(4)                120,983                  9.70%
345 Kinderkamack Road, Suite F
Westwood, NJ 07065

Cathy Santo **                                3,334                  0.00%

Robert Trause **                             15,000                  0.01%

Mark Wolchock **                              2,500                  0.00%

Officers and directors                      115,173                  9.23%
as a group (2 persons)(2) **

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

(2) Includes 66,665 shares issuable upon exercise of currently exercisable options (adjusted to reflect the Company's May 1996 1 for 15 share reverse stock split). See "Executive Compensation."

(3) Does not include 258,853 of Preferred Stock of the Company which is currently exercisable into Common Stock.

(4) By virtue of his positions as Chief Executive Officer and President of Performance Capital Corp., Mr. Formicola may be deemed to have voting and investment power with respect to, and therefore may be deemed beneficial owner of, Performance Capital Corp.'s ownership of the Company.

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


         In connection with the above, the Company paid to Mr. Schneidmill 415,000 shares (27,667, post-split) of the restricted common stock of the Company. Additionally, in connection with the acquisition of certain assets of Re-Prod, Inc., Mr. Schneidmill and Mr. John Formicola a stockholder of the Company, have personally guaranteed the payment by the Company of a $250,000 promissory note payable to Re-Prod, Inc. This note bares interest at 9% per annum and is to be paid monthly by the Company in varying amounts by applying the income received from renting its mailing list on a monthly basis. On November 20, 1995, the Company contends there was $210,127.53 principal amount remaining under the note.

         As part of the acquisition, Re-Prod, Inc., also received 750,000 shares (50,000 shares, post-split) of the restricted common stock of the Company. 375,000 (25,000, post-split) of such 750,000 were personally guaranteed by Mr. Schneidmill to have a market value of $393,750 ($1.05 per share) on January 1, 1996. The value of the common stock at February 1, 1996 was approximately $78,750. The Company and Mr. Schneidmill and Formicola personally, have also executed a "Put Option Agreement", whereby Re-Prod, Inc. can put these 375,000 (25,000, post-split) shares to the Company as of January 1, 1996 and demand payment of $393,750. Such demand was made on January 31, 1996. Furthermore, Mr. Schneidmill and Mr. Formicola have guaranteed that the remaining 375,000 (25,000, post-split) shares of the Company's common stock held by Re-Prod, Inc. will have a market value of $412,500 on July 1, 1996. The shares having a guaranteed value at July 1, 1996 are subject to an identical Put Option Agreement.

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

         On November 21, 1996, the Company, effective October 1, 1996, sold all of the issued and outstanding capital stock (the "Shares") of Remarkable to Dynamic Products Corp. (the "Dynamic"), for $1,406,250.00. The assets of Remarkable included equipment, inventory, and accounts receivable. The consideration paid to the Company was as follows: (i) repayment of intercompany balance due to Remarkable as of November 20, 1996 of $106,450.85; (ii) payment on November 21, 1996, of $43,539.15 in cash; (iii) a promissory note for $450,000.00 due February 21, 1997, payment of which was extended until March 21, 1997; and (iv) assumption of certain liabilities of the Registrant totaling $806,250.00. The Company realized a gain of $431,512 on the sale. The purchase price of Remarkable was determined in the manner of an arms length transaction. The principles followed by the parties in determining the consideration were as follows: Shares of Remarkable were valued at book value, and the repayment of intercompany balance on November 20, 1996, the cash payment on November 21, 1996, the note payable due on March 21, 1997, and the assumption of certain liabilities of the

Company were each calculated at cash value. An officer, director, and stockholder of the Purchaser is also the President, director and stockholder of the Company. The transaction was unanimously approved and ratified by the Company's Board of Directors in accordance with Nevada corporate law.

         Pursuant to an agreement dated June 20, 1997, the Company agreed to transfer to Mr. John L. Patten, a significant shareholder of the Company, its rights under the remaining past due $300,000 subordinated note receivable from the Purchaser in exchange for Mr. Patten's assumption of the Company's obligations for the U.S. Powder Coaters, Inc. note payable of $170,000 to R.M. Engineering. To date, R.M. Engineering has not released the Company from its obligation under the note payable; accordingly, the liability remains recorded at June 30, 1997. See "Notes to Consolidated Financials." The transaction was unanimously approved and ratified by the Registrant's Board of Directors in accordance with Nevada corporate law.

         In consideration of Mr. Patten having assumed various liabilities of the Company, indemnifying the Company in certain litigation matters as well as for other services rendered to the Company, the Company issued 93,316 shares of common stock to Mr. Patten in June, 1997. See "Litigation."

         Performance Capital Corporation which is partially owned by Mr. John Formicola had lent Success $250,000 prior to its acquisition by the Company in the form of five promissory notes in the amount of $50,000 each dated December 15, 1994 and January 15, February 15, March 15 and April 15, 1995. Each bearing interest at the rate of 10% per annum. Performance Capital Corporation had owned of the outstanding common stock 41.5% of Success at that time. The Company assumed that debt upon the acquisition of Success and paid to Performance Capital Corporation 415,000 shares of common stock of the Company. The terms of that debt are as follows: all interest is to accrue through 1995 and payments on interest are to commence February 1, 1996 and accrued interest shall be paid in six equal monthly installments. Payments on principal are to commence February 1, 1997 and shall be paid monthly, together with interest, for 60 months. Subsequent to the acquisition of Success by the Company, Mr. Formicola and or Performance Capital have lent the Company an aggregate of approximately $205,000 for working capital purposes. This $205,000 is subject to an 11% demand promissory note date August 1, 1995.

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

***       10(k)   -        Stock Option Certificate and Agreement between the
                           Company and Irwin Schneidmill dated September 15,
                           1995.

          10(l)   -        Assumption Agreement between John Patten and the
                           Company for the R. M. Engineering note and the Dynamic subordinated note.

          10(m)   -        Indemnification Agreement between John Patten and the
                           Company for the Johnson vs. Central Valve Services,
                           Inc., et al., litigation.

(b) Reports on Form 8-K - The Registrant did not file any reports on Form 8-K during the last quarter of the fiscal year ended June 30, 1997.

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

                         CELESTIAL VENTURES CORPORATION

                         By: /s/ IRWIN SCHNEIDMILL
                             ----------------------------
                         Irwin Schneidmill
                         President, Chief Executive, and
                         Financial Officer and a Director

Dated: October 1, 1997

          Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:

Name                                  Title                          Date
----                                  -----                          ----

/s/ Irwin Schneidmill      President Chief Executive           October 1, 1997
----------------------     and Financial Officer, and
Irwin Schneidmill          a Director (Principal
                           Executive and Financial Officer)


/s/Robert Trause           Director                            October 1, 1997
----------------------
Robert Trause


/s/Mark Wolchock           Director                            October 1, 1997
----------------------
Mark Wolchock

CELESTIAL VENTURES CORPORATION
  AND SUBSIDIARIES
Consolidated Financial Statements
June 30, 1996 and 1996

                          Independent Auditor's Report

To the Board of Directors and Stockholders
Celestial Ventures Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Celestial Ventures Corporation and Subsidiaries as of June 30, 1997, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the years ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celestial Ventures Corporation and Subsidiaries as of June 30, 1997, and the results of its operations and its cash flows for the years ended June 30, 1997 and 1996 in conformity with generally accepted accounting principles.

RAICH ENDE MALTER LERNER & CO.

East Meadow, New York
September 18, 1997

CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
June 30, 1997
-------------------------------------------------------------------------------

Assets
     Current assets
       Cash                                                                         $        6,435
       Other receivable                                                                      5,000
                                                                                    --------------

     Total Assets                                                                   $       11,435
                                                                                    ==============

Liabilities and Stockholders' (Deficit)
     Current Liabilities
       Accrued professional fees                                                    $       14,729
       Other accrued expenses                                                                1,625
                                                                                    --------------

                                                                                            16,354

     Other Liabilities
       Net liabilities of discontinued operations                                          170,000
                                                                                    --------------

              Total Liabilities                                                            186,354
                                                                                    --------------

     Stockholders' (Deficit)
       Convertible Preferred Stock - $.001 par value; authorized
         50,000,000 shares, issued and outstanding 258,853
         shares                                                                                259
       Common Stock - $.001 par value; authorized 50,000,000
         shares, issued and outstanding 1,247,869 shares                                     1,248
       Additional paid-in capital                                                        5,239,938
       Accumulated (deficit)                                                            (5,416,364)
                                                                                    --------------

              Total Stockholders' (Deficit)                                               (174,919)
                                                                                    --------------

     Total Liabilities and Stockholders' (Deficit)                                  $       11,435
                                                                                    ==============

See notes to consolidated financial statements.

CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
-------------------------------------------------------------------------------


                                                               For the Years Ended
                                                                     June 30,
                                                          ------------------------------
                                                              1997              1996
                                                          ===========        ===========
Sales                                                     $         -       $          -

Cost of Sales                                                       -                  -
                                                          -----------        -----------

Gross Profit                                                        -                  -
                                                          -----------        -----------

Operating (Income) and Expenses
   General and administrative                                 316,940            449,490
   Other expense                                              320,074                  -
   Other income                                                (5,000)           (11,219)
                                                          -----------        -----------

                                                              632,014            438,271
                                                          -----------        -----------

(Loss) from Continuing Operations                            (632,014)          (438,271)

Discontinued Operations - (loss) from operations of
   discontinued subsidiaries - net of taxes                   (13,375)           (12,869)
                                                          -----------        -----------

(Loss) before Extraordinary Item                             (645,389)          (451,140)

Extraordinary Item  - gain on sale of subsidiary -
   net of taxes                                               431,512                  -
                                                          -----------        -----------

Net (Loss)                                                $  (213,877)       $  (451,140)
                                                          ===========        ===========

Weighted Average Common Shares Outstanding                  1,140,741            878,239
                                                          ===========        ===========

(Loss) Per Share from Continuing Operations               $      (.55)       $      (.50)
                                                          ===========        ===========


(Loss) Per Share before Extraordinary Item                $      (.57)       $      (.51)
                                                          ===========        ===========

Net (Loss) Per Share                                      $      (.19)       $      (.51)
                                                          ===========        ===========

See notes to consolidated financial statements.

CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
Consolidated Statement of Stockholders' (Deficit)
For the Years Ended June 30, 1997 and 1996
-------------------------------------------------------------------------------


                                             Convertible
                                             Preferred Stock              Common Stock
                                             -------------------------    --------------------------
                                             Shares           Amount      Shares            Amount
                                             =======================================================
Balance - July 1, 1995                           889,426      $    889         660,391      $    660
   Stock issued for cash                               -             -         194,500           194
   Stock issued for legal services
     rendered                                          -             -          13,333            13
   Debt conversions to stock                           -             -          99,983           100
   Conversions of preferred stock               (617,573)         (617)         40,421            41
   Net (loss)                                          -             -               -             -
   Acquisition of Success Direct
     (Pooling)                                         -             -          66,667            67
   Issuance of shares in reverse split                 -             -             891             1
                                             -----------      --------    ------------      --------

Balance  - June 30, 1996                         271,853           272       1,076,186         1,076
   Stock issued for director's fees                    -             -          17,500            18
   Stock issued for financing fee                      -             -          10,000            10
   Stock issued for loan guarantees                    -             -          93,316            93
   Reclass of redeemable common
     stock                                             -             -          50,000            50
   Conversion of preferred stock                 (13,000)          (13)            867             1
   Net (loss)                                          -             -               -             -
                                             -----------      --------    ------------      --------

Balance - June 30, 1997                          258,853      $    259       1,247,869      $  1,248
                                             ===========      ========    ============      ========

                                              Additional
                                                Paid-In           Accumulated
                                                Capital            (Deficit)            Total
                                             ====================================================
Balance - July 1, 1995                       $   4,165,447       $   (4,467,286)     $   (300,290)
   Stock issued for cash                           365,707                    -           365,901
   Stock issued for legal services
     rendered                                       49,987                    -            50,000
   Debt conversions to stock                       234,858                    -           234,958
   Conversions of preferred stock                      576                    -                 -
   Net (loss)                                            -             (451,140)         (451,140)

   Acquisition of Success Direct
     (Pooling)                                         933             (284,061)         (283,061)
   Issuance of shares in reverse split                 (10)                   -                (9)
                                             -------------       --------------      ------------

Balance  - June 30, 1996                         4,817,498           (5,202,487)         (383,641)
   Stock issued for director's fees                 60,007                    -            60,025
   Stock issued for financing fee                   42,490                    -            42,500
   Stock issued for loan guarantees                319,981                    -           320,074
   Reclass of redeemable common
     stock                                             (50)                   -                 -
   Conversion of preferred stock                        12                    -                 -
   Net (loss)                                            -             (213,877)         (213,877)
                                             -------------       --------------      ------------

Balance - June 30, 1997                      $   5,239,938       $   (5,416,364)     $   (174,919)
                                             =============       ==============      ============

See notes to consolidated financial statements.

CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows                               Page 1 of 2
-------------------------------------------------------------------------------


                                                                                        For the Years Ended
                                                                                              June 30,
                                                                                    ------------------------------
                                                                                        1997             1996
                                                                                    ==============================
Cash Flows from Operating Activities
   Net (loss)                                                                       $   (213,877)   $     (451,140)
   Adjustments to reconcile net (loss) to net cash
     (used for) operating activities:
       (Gain) on sale of subsidiary                                                     (731,512)                -
       Loss from discontinued operations                                                  13,375            12,869
       (Increase) decrease in:
         Other receivables                                                                (5,000)                -
       Increase (decrease) in:
         Accounts payable                                                                 (5,726)          (49,095)
         Accrued expenses                                                                 (3,271)           19,625
         Accretion on redeemable common stock                                                  -            56,250
       Transfer of notes receivable                                                      300,000                 -
       Expenses paid through the issuance of common stock                                422,599            63,147
                                                                                    ------------    --------------

       Net cash used in continuing operations                                           (223,412)         (348,344)

       Net cash provided by (used for) discontinued operations                            21,298          (229,009)
                                                                                    ------------    --------------

                                                                                        (202,114)         (577,353)
                                                                                    ------------    --------------

Cash Flows from Financing Activities
   Proceeds from issuance of common stock                                                      -           365,901
   Proceeds of loans from stockholders                                                         -            25,000
   Proceeds of long-term debt                                                                  -           197,100
                                                                                    ------------    --------------

                                                                                               -           588,001
                                                                                    ------------    --------------

Cash Flows from Investing Activities
   Deposits returned (paid)                                                               15,000           (14,210)
   Proceeds from sale of subsidiary                                                      193,549                 -
                                                                                    ------------    --------------


                                                                                         208,549           (14,210)
                                                                                    ------------    --------------

Net Increase (Decrease) in Cash                                                            6,435            (3,562)

Cash - beginning of period                                                                     -             3,562
                                                                                    ------------    --------------

Cash - end of period                                                                $      6,435    $            -
                                                                                    ============    ==============

See notes to consolidated financial statements.

CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows                              Page 2 of 2
-------------------------------------------------------------------------------

                                                                                        For the Years Ended
                                                                                              June 30,
                                                                                    ----------------------------
                                                                                        1997            1996
                                                                                    ============================
Supplemental Disclosures
     Cash paid for:
       Interest                                                                     $          -    $      6,612
                                                                                    ============    ============

     Non-cash investing and financing transactions:
       Acquisition of subsidiary through issuance of
         common stock                                                               $          -    $      1,000
                                                                                    ============    ============

Issuance of redeemable common stock and
         debt in acquisition of subsidiary                                          $          -    $  1,000,000
                                                                                    ============    ============

       Stockholder loans converted to common stock                                  $          -    $     25,000
                                                                                    ============    ============

       Long-term debt converted to common stock                                     $          -    $    234,598
                                                                                    ============    ============

       Common stock issued for services rendered                                    $    102,525    $     50,000
                                                                                    ============    ============

       Note received upon sale of subsidiary                                        $    450,000    $          -
                                                                                    ============    ============

       Common stock issued for debt guarantees and
         other services                                                             $    320,074    $          -
                                                                                    ============    ============

       Intercompany payable extinguished through sale
         of subsidiary                                                              $    106,451    $          -
                                                                                    ============    ============

See notes to consolidated financial statements.

CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended June 30, 1997 and 1996
-------------------------------------------------------------------------------


1 -      Business and Summary of Significant Accounting Policies

         Celestial Ventures Corporation ("CVC") was organized under the laws of the State of Nevada on January 28, 1987. CVC purchased a wholly-owned subsidiary on July 1, 1995, Success Direct, Inc., which is in the business of Business to Business direct mail marketing in the United States and Canada. In December, 1995, the corporate name of Success Direct, Inc. was changed to Remarkable Office Products, Inc. Effective October 1, 1996, CVC sold Remarkable to Dynamic Products Corp. ("DPC"). As of June 30, 1997, all of the operating divisions of the Company have been sold.

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

         d. Earnings Per Share - Earnings per share is computed by dividing the net loss by the weighted average number of shares outstanding during the year. Common stock equivalents have not been included in the earnings-per-share computation because of their anti-dilutive effect.

         e. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         f. Reclassifications - Various accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year's financial statements. These reclassifications had no impact on the results of operations.

                                                                       Continued

2 -      Income Taxes

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting and the amounts recognized for income tax purposes. The significant components of the deferred tax asset are as follows:

                                                             June 30,
                                                    --------------------------
                                                       1997           1996
                                                    ===========    ===========

         Assets
              Net operating loss carryforwards      $   306,000    $   408,000
              Less:  Valuation allowance                306,000        408,000
                                                    -----------    -----------

                                                    $         -    $         -
                                                    ===========    ===========

         The net deferred tax asset continues to be fully offset by a valuation allowance due to uncertainties surrounding the ultimate realization of those assets. At June 30, 1997, approximately $900,000 of net operating loss carryforwards, which expire in various periods through 2012, are available to offset future taxable income. The valuation allowance decreased by $302,000 as compared to June 30, 1996 due to utilization of net operating loss carryforwards.

3 -      Acquisition of Subsidiary and Name Change

         Effective July 1, 1995, the Company consummated a business combination with Success Direct, Inc. ("Success") a mail order products company. The acquisition, which resulted in the Company's issuance of 66,667 shares (as adjusted for the subsequent reverse stock split by the Company) of restricted common stock in exchange for all of the stock of Success, was accounted for as a reverse acquisition. A reverse acquisition is equivalent to the issuance of stock by the acquired company for the net monetary assets of the acquirer, accompanied by a recapitalization. The accounting for a reverse acquisition is similar to that of a pooling of interest, as the historical cost basis of the assets and liabilities is utilized and no goodwill is recorded. In connection with this transaction, Success became a wholly-owned subsidiary of the Company and the former principal stockholder of Success became the president, chief executive officer, and a stockholder of the Company.


         In December, 1995, the corporate name of Success was changed to Remarkable Office Products ("Remarkable"). Remarkable was sold to DPC effective October 1, 1996 (see Note 5 for a description of the sale).

                                                                       Continued

4 -      Acquisition of Certain Assets of Re-Prod, Inc. and Litigation
         Settlement


         In connection with the acquisition of Success, the Company was assigned a contract to purchase certain assets of Re-Prod, Inc. for $1,315,000. This acquisition, effective July 1, 1995, was accounted for as a purchase.

         The purchase price was paid as follows:

                   Cash                                      $     315,000
                   Note Payable                                    250,000
                   Redeemable Common Stock                         750,000
                                                             -------------

                                                             $   1,315,000
                                                             =============

         Two of the Company's stockholders personally guaranteed the value of the stock (through the issuance of put options) and the payment of the note.

         On February 21, 1996, the Company initiated a lawsuit against Re-Prod, Inc., in Federal Court in the Southern District of New York, White Plains, claiming a misrepresentation of the value of the assets acquired. The Company stopped payments on the note payable and did not honor the options. The liability recorded with regards to the note payable and the guaranteed value of the redeemable common stock amounted to $1,035,698 at June 30, 1996.

         On March 14, 1996, Re-Prod, Inc. counter-claimed against the Company, claiming, among other things, breach of contract, failure to pay on promissory notes, and failure to honor guarantees.

         On November 15, 1996, the Company and Re-Prod, Inc. entered into, and the District Court approved by order, a Stipulation of Settlement ("Settlement") of all claims and counter claims. The Company paid to Re-Prod, Inc. the $6,039 balance of an escrow account provided for in the purchase agreement and $400,000. The Company was also required to make additional payments to Re-Prod, Inc. on September 1, 1997 of $300,000 plus the amount equal to one-half of the excess (if any) of the closing value of Re-Prod, Inc.'s shares of the Company's common stock (based upon the mean between the bid/asked price) at that date over $300,000. (As a result of its May, 1996 1-for-15 stock split, the Company issued to Re-Prod, Inc. certificates for 50,000 new shares in exchange for its existing certificate for 750,000 pre-split shares of common stock.) A stockholder and officer of the Company (the "Guarantors") unconditionally guaranteed the prompt and full payment and performance of all of the Company's obligations under the Settlement.

                                                                       Continued

         If the Company is in default on making any payment due or performing any obligation required under the Settlement, Re-Prod, Inc. would have the right to apply to the Court for entry of judgment against the Company, and the Guarantors, jointly and severally, for $1,100,000 less any sums previously paid to Re-Prod, Inc. under the Settlement. Upon full satisfaction of the obligations under the Settlement and the Asset Purchase Agreement, Re-Prod, Inc.'s counter claim will be dismissed. Due to the uncertainty regarding the default provision, no gain or loss was recorded in connection with this transaction. The liability of $1,035,698, which was recorded as of June 30, 1996 in connection with the Settlement, was assumed by DPC as part of its purchase of Remarkable as disclosed in Note 5.

5 -      Discontinued Operations, Sale of Subsidiary and
         Related Party Transactions

         On November 21, 1996, (effective October 1, 1996) the Company sold all of the issued and outstanding capital stock of Remarkable to DPC, a company under common management, for $1,406,250. The president and chief executive officer of the Company is also the president, chief executive officer and principal stockholder of DPC. In exchange for all of the stock of Remarkable, the Company received from DPC $600,000, payable in the form of a promissory note of $450,000 (of which $150,000 has been collected); a cash payment of $43,549 and forgiveness of the recorded intercompany balance due from the Company to Remarkable of $106,451; and assumption by DPC of certain liabilities of the Company in the amount of $806,250. In connection with the disposal of this wholly-owned subsidiary, the Company realized a gain of approximately $731,512, calculated as the difference between the value received of $1,406,250 and the net assets of $674,738 of Remarkable at October 1, 1996. On June 20, 1997, the Company entered into an agreement with John Patten, a significant stockholder, whereby the Company transferred its rights under the remaining past due $300,000 note receivable from DPC in exchange for Mr. Patten's assumption of the Company's obligation for the USPC note payable of $170,000 to R.M. Engineering discussed below. To date, R.M. Engineering has not released the Company from its obligation under the note payable; accordingly, the liability remains recorded at June 30, 1997. The total gain calculated above has been reduced by this transfer resulting in a net gain on sale of subsidiary of $431,512. Since Remarkable was sold within two years of its acquisition, which was accounted for similar to a pooling of interest, the gain is shown as an extraordinary item. The prior period financial statements have been restated to reflect the discontinued operations of Remarkable.

         In 1994, the Company discontinued the operations of its wholly-owned subsidiary, U.S. Powder Coaters, Inc. ("USPC"), whose principal business activity consisted of treating and coating metal and non-metal materials. During the year ended June 30, 1996, the Company settled certain outstanding payable obligations of USPC, resulting in the recognition of a gain in the amount of $66,957.

                                                                       Continued

         As of June 30, 1997 and 1996, the Company's aggregate net liabilities relating to the discontinued operations of USPC amounted to $170,000 and $188,500, respectively, of which $170,000 represents a demand note obligation due to R.M. Engineering relating to a previous equipment purchase. The note is due on demand and bears interest at 4%. The obligation to pay this note has been assumed by Mr. Patten, as previously discussed.

         During the years ended June 30, 1997 and 1996, the Company's results from discontinued operations, excluding the gain on its disposal of Remarkable, consisted of the following:

                              Remarkable OfficeU.S. Powder
                              Products, Inc.     Coaters, Inc.  Total
                              ===============================================

         1997
             Income           $     205,192      $        -     $     205,192
             Expenses               218,567               -           218,567
                              -------------      ----------     -------------

                              $     (13,375)     $        -     $     (13,375)
                              =============      ==========     =============

         1996
             Income           $   1,071,338      $   66,957     $   1,138,295
             Expenses             1,151,164               -         1,151,164
                              -------------      ----------     -------------

                              $     (79,826)     $   66,957     $     (12,869)
                              =============      ==========     =============

         In connection with his guarantees of various liabilities of the Company and other services rendered, the Company issued 93,316 shares of common stock to Mr. Patten in June, 1997. The related expense of $320,074 is included in other expense.


         In September, 1995, the Company executed a letter of intent to purchase all of the issued and outstanding stock of Nexim Corp., a Nevada Corporation, ("Nexim"), 100% of which is owned by Mr. Andrew Jaloza who became a director of the Company in January, 1996. Upon the execution of the letter of intent, the Company paid Mr. Jaloza $100,000 as a down payment for the purchase of Nexim. Nexim owns a technology known as Medphone, a medical device product. The Company also invested approximately an additional $62,000 toward development of this product. Nexim has had no revenues and is not an operating company. In April, 1996, the Company decided not to pursue the acquisition of Nexim. The ultimate recovery of the invested funds is uncertain. During the year ended June 30, 1996, the Company wrote off its entire investment in this venture, which is included in general and administrative expenses.

         Richard Greene, the Company's former president and legal counsel, received 100,000 shares of the Company's common stock in full payment of legal services previously rendered to the Company. These shares were registered for Mr. Greene pursuant to a Form S-8 filed with the Securities and Exchange Commission on September 18, 1995.

                                                                       Continued

6 -      Litigation

         On April 23, 1997, shareholders initiated a lawsuit against the Company, among others, in the District Court of Harris County, Texas, 80th Judicial District, in the matter Johnson vs. Central Value Services, Inc., et. al. (No. 96-42006). The plaintiffs allege that they were injured as a result of certain misrepresentations made by their investment manager (unconnected to the Company), which induced the plaintiffs into investing monies into the Company and its wholly-owned subsidiary, Central Value Services, Inc. ("Central"). The alleged investment includes shares of common stock of the Company, as well as numerous promissory notes issued by Central which were guaranteed by the Company. Central was sold by the Company in 1995.

         The Plaintiffs claim that the notes are in default and the shares are trading below the promised value. Accordingly, the plaintiffs now seek damages from the Company (as well as other named parties) to recoup those monies lost as a result of these alleged false representations and violations of the Texas Deceptive Trade Practices Act in the amount of $62,000 plus interest, costs and punitive damages.

         The Company has not yet appeared in the matter. The other parties to the litigation have agreed to address this matter in non-binding mediation. Should the parties fail to resolve this matter at that time, the court has preliminarily scheduled a hearing for November 12, 1997.

         Although the Company has not yet appeared in the matter, Mr. Patten, pursuant to an agreement dated August 25, 1997, has agreed to indemnify the Company and hold it harmless for any costs incurred by the Company or for any potential award or settlement that might arise in the future. In consideration of this, as well as other assumptions of various liabilities of the Company, as well as for other services rendered to the Company, the Company issued 93,316 shares of common stock to Mr. Patten in June, 1997. (See Note 5). Accordingly, no liability has been accrued regarding this matter.

7 -      Warrants

         As of June 30, 1997, the Company had the following warrants outstanding:

                                                                     Price
                                                        Shares       Per Share  Expiration Date
                                                        ==========================================
         Private placement warrants                     240,000      $   22.50  October 3, 1998
         Stock warrants held by officer                  66,665           3.00  September 15, 1998
         Stock warrants held by stockholder              66,665           3.00  September 15, 1998
         Stock warrants held by financing company        35,000           3.50  September 17, 1998
                                                        -------

                                                        408,330
                                                        =======

         All of the above shares and price per share reflect the 15-to-1 reverse stock split on May 3, 1996.
                                                                       Continued

8 -      Subsequent Events

         On August 21, 1997, the Company announced that it had entered into a letter of intent to merge with a privately-owned high performance materials company.

         The Company has received approximately $3.9 million through September 18, 1997 from prospective investors, in contemplation of the Company's offering of additional shares of common stock at a purchase price of $3.00 per share. Of the amount received, $3.6 million has been remitted to the enterprise with which the Company intends to merge, in exchange for two notes due December 30, 1997 totaling $3.6 million, bearing interest at 7%.