Form 10QSB
period 1997-09-30
CELESTIAL VENTURES CORP
filed 1997-11-14
CIK 811639

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 1997.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the transition period from _______ to _____________.

         Commission file number 33-12613-NY

                         CELESTIAL VENTURES CORPORATION
        (Exact name of Small Business Issuer as specified in its charter)

                     NEVADA                              22-2814206
          -------------------------------              ---------------
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

 Number of shares of Common Stock outstanding as of September 30, 1997:
2,706,534


         Transitional Small Business Disclosure Format (check one)

         Yes     No  X
            ---     ---

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 Celestial Ventures Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                              September 30,
                                                                  1997
                                                             -------------
Assets:
Current Assets

   Cash                                                      $  403,345
   Accounts Receivable                                               --
   Due From Polymer Dynamics                                  3,611,756
   Prepaid Expenses and Sundry Receivables                           --
                                                              ---------
       Total Current Assets                                   4,015,101

Total Assets                                                 $4,015,101
                                                              =========



      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                   September 30,
                                                                       1997
                                                                   -------------
Liabilities
Current Liabilities

   Accounts Payable                                               $        --
   Current portion of long term debt                                       --
   Loan payable - shareholder                                              --
   Accrued Expenses                                                     2,500
   Notes Payable                                                           --
                                                                  -----------
     Total Current Liabilities                                          2,500
                                                                  -----------

Long-Term Liabilities

   Notes Payable                                                           --
   Loan Payable Officer                                                    --
   Long term debt                                                          --
   Net liabilities of discontinued operations                         170,000
                                                                  -----------
     Total Long-Term Liabilities                                      170,000

Total Liabilities                                                     172,500

Shareholders' Equity
Shareholders' Equity:

   Preferred Stock                                                        259
   Common Stock                                                         2,707
   Additional Paid-In-Capital                                       9,392,548
   Accumulated Deficit                                             (5,416,364)
   Net Income (Loss)                                                 (136,549)
                                                                  -----------
     Total Shareholders' Equity                                     3,842,601

Total Liabilities and Shareholders' Equity                        $ 4,015,101
                                                                  ===========


      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED

                                                 September 30,     September 30,
                                                    1997               1996

Revenues
Sales                                                $     --        $205,192
                                                     --------        --------

Cost of Sales                                              --          53,612
                                                     --------        --------
Gross Profit                                               --         151,580

Operating Expenses
   General and Administrative Expenses                148,305         193,872
                                                      -------         -------
Net (Loss) Before Other Income (Deductions)          (148,305)        (42,292)
                                                     --------         -------
Other Income (Deductions)
   Interest Expense                                        --              --
   Interest Income                                     11,756              --
   Forgiveness of Debt                                     --              --
                                                     --------              --
     Total Other Income (Deductions)                   11,756
Discontinued operations
  (Loss) from operations of discontinued
   subsidiaries - net of taxes                             --              --
                                                     --------           -----

Net (Loss)                                          $(136,549)       $(42,292)
                                                    =========         =======

Net (Loss) Per Share                                    $(.05)          $(.04)
                                                         =====           =====


    See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED

                                                          September 30,      September 30,
                                                              1997               1996
                                                          -------------      -------------
Cash Flows from Operating Activities
Net (Loss)                                                 (136,549)          (42,292)
                                                           ---------          --------
   Adjustments to reconcile net income to net cash
    flows from operating activities:
   Depreciation                                                  --             4,349
   Amortization                                                  --            16,667
   Interest on redeemable common stock                           --                --
Changes in assets and liabilities:
Decrease (increase) in:
   Accounts receivable                                   (3,606,756)          (65,020)
   Inventory                                                     --             1,845
   Prepaid expenses                                              --           (62,461)
   Other                                                         --            (7,731)
Increase (decrease) in:
   Accounts payable                                              --            (9,853)
   Accrued expenses and sundry liabilities                  (13,854)           45,975
                                                            --------           ------
     Total adjustment                                      3,620,610)         (76,229)
       Net cash used in operating activities              (3,757,159)        (118,521)
                                                          -----------      -----------

Cash Flows From Investing Activities:
   Purchase of property & equipment                              --            (2,150)
   Deficit of acquired company                                   --                --
   Purchase of assets from Re-Prod Inc                           --                --
                                                               ------              --
     Net cash used in investing activities                       --            (2,150)

Cash Flows From Financing Activities:
   Proceeds from loans - net                                     --           135,447
   Financial of purchase of Re-Prod Inc assets:
      Note Payable                                               --                --
      Redeemable common stock                                    --                --
   Redemption of preferred stock                                 --                --
   Issuance of common stock                               4,154,069                --
   Payments of shareholders' loans                               --           (18,000)
                                                         -------------        -------
     Net cash provided by financial activities            4,154,069           117,447
                                                          ---------           -------


Net increase (decrease) in cash                             396,910            (3,224)

  Cash beginning of period                                    6,435            11,950
                                                              -----            ------

  Cash end of period                                       $403,345            $8,726
                                                            =======            ======

    See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997

                          Celestial Ventures Corporation was organized under the laws of the State of Nevada on January 28, 1987. Effective June 30, 1995, the Company changed its year end from October 31 to June 30.

          NOTE A:         Material Subsequent Events and Contingencies

                          On August 21, 1997, the Company formally announced that it had entered into a letter of intent to merge with a high performance materials company which fits the Company's parameters for an acquisition candidate. On October 30, 1997, the Company worked towards securing the acquisition as well as providing future operating revenue for the Company by completing an overseas private placement of common stock pursuant to the exemptions afforded by Regulation S. Celestial has received $4,059,000 from investors in connection with the transaction, whereby a total of 1,353,000 common shares, par value $0.001, were issued for a purchase price of $3.00 per share. Of those amounts received from the offering, $3,600,000 has been remitted to the enterprise with which the Company intends to merge in exchange for promissory notes totaling $3,600,000 due December 30, 1997, bearing interest at an annualized rate of seven percent (7%). The Company expects significant growth in revenues and shareholder earnings as a result of this potential acquisition and the related transactions.

          NOTE B:         Significant Accounting Policies

                          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1997 is not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended June 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The consolidated balance sheet as of September 30, 1997 and the consolidated statement of operations for the three-months ended September 30, 1997 and 1996 have been derived from the unaudited financial records of the Company. These financial statements reflect all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position and results of operations for the period presented.

Effect of Inflation
-------------------

The impact of inflation on the Company's financial condition and results of operations has not been significant.

Management's Plan of Operation
------------------------------

The Company's financial condition at September 30, 1997 compared to September 30, 1996 changed dramatically. These changes occurred as a result of the sale of the Company's Direct Mail subsidiary in November 1996. Management believes that the sale of the operating subsidiary has had a positive effect on the Company as it has positioned the Company to seek out new acquisition candidates as it has done in the past.

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

On October 30, 1997, the Company worked towards securing the acquisition as well as providing future operating revenue for the Company by completing an overseas private placement of common stock pursuant to the exemptions afforded by Regulation S. Celestial has received $4,059,000 from investors in connection with the transaction, whereby a total of 1,353,000 common shares, par value $0.001, were issued for a purchase price of $3.00 per share. Of those amounts received from the offering, $3,600,000 has been remitted to the enterprise with which the Company intends to merge in exchange for promissory notes totaling $3,600,000 due December 30, 1997, bearing interest at an annualized rate of seven percent (7%). The Company expects significant growth in revenues and shareholder earnings as a result of this potential acquisition and the related transactions.

                         PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

On November 12, 1996, parties entered into, and the District Court approved by order, a Stipulation of Settlement ("Settlement") of all claims and counter claims. As a condition to entering into the Settlement, prior to its execution, the Company paid to Re-Prod, Inc. the $6,039.55 balance of an escrow account to be provided for in the purchase agreement. Under the Settlement, the Company agreed to pay to Re-Prod, Inc. a balance of the purchase price of $400,000, of which all has been paid. The Company must make additional payments to Re-Prod, Inc. on September 1, 1997 of $300,000 plus that amount equal to one half of the excess (if any) of the closing value of Re-Prod, Inc.'s shares of the Company's common stock (based upon the mean between the bid/asked price) on September 1, 1997 over $300,000 (payable upon the tender of Re-Prod, Inc.'s certificates). (As a result of its May 1996 1 for 15 stock split, the Company issued to Re-Prod, Inc., certificates for 50,000 new shares in exchange for its existing certificate for 750,000 pre-split shares of common stock.) Under the Settlement, the counter claim against Mr. Formicola was dismissed, and Mr. John L. Patten, a stockholder of the Company, was named as an additional guarantor. Mr. Schneidmill and Mr. Patten have unconditionally guaranteed the prompt and full payment and performance of all of the Company's obligation under the Settlement. Mr. Patten has since agreed to assume the obligation and hold the Company harmless against the payment due to Re-Prod, Inc. on September 1, 1997 of $300,000 plus that amount equal to one half of the excess (if any) of the closing value of the 50,000 shares of the Company's common stock as described above. In consideration of this as well as other assumptions of various liabilities of the Company as well as for other services rendered to the Company, the Company issued 93,316 shares of common stock to Mr. Patten in June, 1997. See the Company's Report on Form 10-KSB for the period ended June 30, 1997.

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

Mr. Patten has paid the final installment do to Re-Prod, Inc. in full satisfaction by the Company of its obligations under the Settlement and the Asset Purchase Agreement. Re-Prod, Inc.'s counterclaim, therefore, will be dismissed with prejudice and the Company and Messers. Formicola, Patten and Schneidmill will be released from all claims under the Re-Prod, Inc. counterclaim.

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

Although Celestial has not yet appeared in the matter, John L. Patten, a stockholder of the Company, pursuant to an agreement dated August 25, 1997, has agreed to indemnify Celestial and hold it harmless for any costs incurred by the Company or for any potential award or settlement that might arise in the future. Mr. Patten has demonstrated to the Company's satisfaction his financial ability to assume such obligation. In consideration of this as well as other assumptions of various liabilities of the Company as well as for other services rendered to the Company, the Company issued 93,316 shares of common stock to Mr. Patten in June, 1997. See the Company's Report on Form 10-KSB for the period ended June 30, 1997.

ITEM 2. CHANGES IN SECURITIES.

On August 21, 1997, the Company formally announced that it had entered into a letter of intent to merge with a high performance materials company which fits the Company's parameters for an acquisition candidate. On October 30, 1997, the Company worked towards securing the acquisition as well as providing future operating revenue for the Company by completing an overseas private placement of common stock pursuant to the exemptions afforded by Regulation S. Celestial has received $4,059,000 from investors in connection with the transaction, whereby a total of 1,353,000 common shares, par value $0.001, were issued for a purchase price of $3.00 per share. Of those amounts received from the offering, $3,600,000 has been remitted to the enterprise with which the Company intends to merge in exchange for promissory notes totaling $3,600,000 due December 30, 1997, bearing interest at an annualized rate of seven percent (7%). The Company expects significant growth in revenues and shareholder earnings as a result of this potential acquisition and the related transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There have been no matters submitted to a vote of security holders for the period covered by this Report.

ITEM 5. OTHER INFORMATION.

On August 21, 1997, the Company formally announced that it had entered into a letter of intent to merge with a high performance materials company which fits the Company's parameters for an acquisition candidate. In working towards securing the acquisition as well as providing future operating revenue for the Company, on October 30, 1997 the Company accepted subscription proceeds for the purchase of 1,353,000 shares of the Company's common stock, par value $0.001, at a price of $3.00 per share, aggregating gross proceeds to the Company of $4,059,000. Such private sales were authorized to be made under either Rule 902 of Regulation S ("Regulation S") and/or Section 4(2) of the Act.

Of those amounts received from the offering, $3,600,000 has been remitted to the enterprise with which the Company intends to merge in exchange for promissory notes totaling $3,600,000 due December 30, 1997, bearing interest at an annualized rate of seven percent (7%). The Company expects significant growth in revenues and shareholder earnings as a result of this potential acquisition and the related transactions.

Although the buyers were introduced to the securities by Pennsylvania Merchant Group, Ltd., no underwriting discounts or commissions have been paid by the Company to any underwriter. Based upon its review of documentation certified by each buyer, the Company determined that each of the buyers to date was (i) sophisticated (based upon net worth and investment experience), (ii) an institutional investor, and/or (iii) not a U.S. Person (as defined in Regulation S).

When used in this Quarterly Report on Form 10-QSB, the words "estimate",

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits (numbered in accordance with Item 601 of Regulation S-B).

         Exhibit
         Numbers  Description
         -------  -----------
*         3(a) -  Certificate of Incorporation of the Company
*         3(b) -  Bylaws of the Company

**        4(a) -  Form of Common Stock Certificate

***      10(a) -  Employment Agreement between Irwin Schneidmill and the
                  Company dated March 1, 1996.

***      10(b) -  Indemnity Agreement between the Company and Irwin
                  Schneidmill and John Formicola, indemnifying them against liabilities arising from the acquisition of assets of Re-Prod, Inc.

***      10(c) -  Stock Option Certificate and Agreement between the Company and Irwin Schneidmill dated September 15, 1995.

****     10(d) -  Assumption Agreement between John Patten and the Company for the R. M. Engineering note and the Dynamic subordinated note.

****     10(e) -  Indemnification Agreement between John Patten and the Company for the Johnson vs. Central Valve Services, Inc., et al.,
                  litigation.
                           ----------------------------------------

         10(f) - Form of Common Stock Purchase Agreement and Investor Confirmation Letter for the Overseas Private Placement Pursuant to Regulation S.

(b) Reports on Form 8-K - The Registrant did not file any reports on Form 8-K during the last quarter of the fiscal period ended September 30, 1997.

* Incorporated by reference to the Company's Registration Statement on Form S-8 dated September 18, 1995.

** Incorporated by reference to the Company's Report on Form 8-K dated August 31, 1995.

*** Incorporated by reference to the Company's Report on Form 10-KSB for the period ended June 30, 1995.

**** Incorporated by reference to the Company's Report on Form 10-KSB for the period ended June 30, 1997.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                             CELESTIAL VENTURES CORPORATION

                             By:/s/IRWIN SCHNEIDMILL
                                -----------------------------
                                Irwin Schneidmill
                                President, Chief Executive, and
                                Financial Officer and a Director
Dated: November 12, 1997