Form 10QSB
period 1997-12-31
CELESTIAL VENTURES CORP
filed 1998-02-12
CIK 811639

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: December 31, 1997.

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the transition period from _______ to _____________.

         Commission file number 33-12613-NY

                        CELESTIAL VENTURES CORPORATION
       (Exact name of Small Business Issuer as specified in its charter)

                    NEVADA                             22-2814206
       -------------------------------            -----------------------
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

         Number of shares of Common Stock outstanding as of December 31, 1997: 2,763,199

         Transitional Small Business Disclosure Format (check one)

         Yes       No  X
            -----    -----

                         PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                Celestial Ventures Corporation and Subsidiaries
                     Condensed Consolidated Balance Sheet

                                                             December 31,
                                                                1997
                                                             -----------

Assets:
Current Assets
   Cash                                                      $       233
   Loans and Exchanges                                             3,615
   Due From Polymer Dynamics                                   4,081,756
                                                             -----------
   Total Current Assets                                        4,085,604


Total Assets                                                 $ 4,085,604
                                                             -----------


     See Accompanying Notes to Condensed Consolidated Financial Statements

                CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                           December 31,
                                                              1997
                                                           -----------

Liabilities
Current Liabilities
   Accrued Expenses                                        $     2,872
                                                           -----------
     Total Current Liabilities                                   2,872

Long-Term Liabilities
   Net liabilities of discontinued operations                  170,000
                                                           -----------
     Total Long-Term Liabilities                               170,000

Total Liabilities                                              172,872
                                                           -----------

Shareholders' Equity:
   Preferred Stock                                                 259
   Common Stock                                                  3,274
   Additional Paid-In-Capital                                9,561,977
   Accumulated Deficit                                      (5,416,364)
   Net Income (Loss)                                          (236,414)
                                                           -----------
     Total Shareholders' Equity                              3,912,732
                                                           -----------

Total Liabilities and Shareholders' Equity                 $ 4,085,604
                                                           ===========


     See Accompanying Notes to Condensed Consolidated Financial Statements

                CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED DECEMBER 31,


                                                     1997             1996
                                                  ---------        ---------

Revenues
Sales                                             $    --          $    --
                                                  ---------        ---------

Cost of Sales                                          --               --
                                                  ---------        ---------

Gross Profit                                           --               --

Operating Expenses
   General and Administrative Expenses              169,865           19,015
                                                  ---------        ---------

Net (Loss) Before Other Income (Deductions)        (169,865)         (19,015)
                                                  ---------        ---------

Other Income (Deductions)
   Interest Income                                   70,000             --
   Gain on sale of subsidiary                          --            354,250
                                                  ---------        ---------
   Total Other Income (Deductions)                   70,000          354,250
                                                  ---------        ---------


Net Profit or (Loss)                              $ (99,865)       $ 335,235
                                                  =========        =========

Net Profit or (Loss) Per Share                    $    (.04)       $     .29
                                                  =========        =========


     See Accompanying Notes to Condensed Consolidated Financial Statements

                CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED DECEMBER 31,


                                                     1997             1996
                                                  ---------        ---------

Revenues
Sales                                             $    --          $ 205,192
                                                  ---------        ---------


Cost of Sales                                          --             53,612
                                                  ---------        ---------


Gross Profit                                           --            151,580

Operating Expenses
   General and Administrative Expenses              318,170          212,882
                                                  ---------        ---------

Net (Loss) Before Other Income (Deductions)        (318,170)         (61,302)
                                                  ---------        ---------


Other Income (Deductions)
   Interest Income                                   81,756             --
   Gain on sale of subsidiary                          --            354,250
                                                  ---------        ---------
   Total Other Income (Deductions)                   81,756          354,250
                                                                   ---------



Net Profit or (Loss)                              $(236,414)       $ 292,948
                                                  =========        =========

Net Profit or (Loss) Per Share                    $    (.09)       $     .26
                                                  =========        =========


     See Accompanying Notes to Condensed Consolidated Financial Statements

                CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED DECEMBER 31,


                                                        1997           1996
                                                    -----------    -----------

Cash Flows from Operating Activities
Net (Loss)                                             (236,414)   $  (292,948)
                                                                   -----------
   Adjustments to reconcile net income to net cash
    flows from operating activities:
   Depreciation                                            --            4,349
   Amortization                                            --           33,336
   Interest on redeemable common stock                     --             --
Changes in assets and liabilities:
Decrease (increase) in:
   Accounts receivable                                              (4,08,371)
                                                                       128,012
   Inventory                                               --          153,037
   Prepaid expenses                                        --           35,034
   Other                                                   --          908,481
Increase (decrease) in:
   Accounts payable                                        --          (84,909)
   Accrued expenses and sundry liabilities              (13,482)       (38,513)
                                                    -----------    -----------
     Total adjustment                                (4,093,853)     1,138,827
                                                    -----------    -----------
       Net cash used in operating activities         (4,330,267)     1,431,775
                                                    -----------    -----------

Cash Flows From Investing Activities:
   Sale of property & equipment                            --           30,765
   Deficit of acquired company                             --          377,262
   Note Receivable from sale of subsidiary                            (450,000)
                                                                   -----------
     Net cash used in investing activities                 --          (41,973)
                                                                   -----------

Cash Flows From Financing Activities:
   Proceeds (payments) from loans - net                    --         (517,111)
   Payment of subsidiaries' loans                                      (45,000)
   Payment of redeemable common stock                                 (806,250)
   Issuance of preferred stock                             --                4
   Issuance of common stock                           4,324,065           --
                                                    -----------    -----------
     Net cash provided by financial activities        4,324,065     (1,368,357)
                                                    -----------    -----------

Net increase (decrease) in cash                          (6,202)        21,445
                                                    -----------    -----------

  Cash beginning of period                                6,435         11,950
                                                    -----------    -----------

  Cash end of period                                $       233    $    33,395
                                                    ===========    ===========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997



                  Celestial Ventures Corporation was organized under the laws of the State of Nevada on January 28, 1987. Effective June 30, 1995, the Company changed its year end from October 31 to June 30.


NOTE A:           Material Subsequent Events and Contingencies

                  On August 21, 1997, the Company formally announced that it had entered into a letter of intent to merge with a high performance materials company which fits the Company's parameters for an acquisition candidate. On October 30, 1997, the Company worked towards securing the acquisition as well as providing future operating revenue for the Company by completing an overseas private placement of common stock pursuant to the exemptions afforded by Regulation S. Celestial has received $4,059,000 from investors in connection with the transaction, whereby a total of 1,353,000 common shares, par value $0.001, were issued for a purchase price of $3.00 per share. Of those amounts received from the offering, $4,000,000 has been remitted to the enterprise with which the Company intends to merge in exchange for Convertible Subordinated Notes (the "Notes") totaling $4,000,000. The Notes provide for a Maturity Date of December 30, 1997, and bear interest at an annualized rate of seven percent (7%). This Maturity Date was later extended by written agreement until April 30, 1998. The Company remains confident that the merger will be completed or the Notes will be repaid in full on or before that date. The Company expects significant growth in revenues and shareholder earnings as a result of this potential acquisition and the related transactions.

NOTE B:           Significant Accounting Policies

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
                  Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 1997 is not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended June 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The consolidated balance sheet as of December 31, 1997 and the consolidated statement of operations for the six-months ended December 31, 1997 and 1996 have been derived from the unaudited financial records of the Company. These financial statements reflect all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position and results of operations for the period presented.

Effect of Inflation

The impact of inflation on the Company's financial condition and results of operations has not been significant.

Management's Plan of Operation

The Company's financial condition at December 31, 1997 compared to December 31, 1996 changed dramatically. These changes occurred as a result of the sale of the Company's Direct Mail subsidiary in November 1996. Management believes that the sale of the operating subsidiary has had a positive effect on the Company as it has positioned the Company to seek out new acquisition candidates as it has done in the past.

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

On October 30, 1997, the Company worked towards securing the acquisition as well as providing future operating revenue for the Company by completing an overseas private placement of common stock pursuant to the exemptions afforded by Regulation S. Celestial has received $4,059,000 from investors in connection with the transaction, whereby a total of 1,353,000 common shares, par value $0.001, were issued for a purchase price of $3.00 per share. Of those amounts received from the offering, $4,000,000 has been remitted to the enterprise with which the Company intends to merge in exchange for Convertible Subordinated Notes (the "Notes") totaling $4,000,000. The Notes provide for a Maturity Date of December 30, 1997, and bear interest at an annualized rate of seven percent (7%). This Maturity Date was later extended by written agreement until April 30, 1998. The Company remains confident that the merger will be completed or the Notes will be repaid in full on or before that date. The Company expects significant growth in revenues and shareholder earnings as a result of this potential acquisition and the related transactions.

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


Johnson vs. Central Valve Services, Inc., et. al., No. 96-42066, In the District Court of Harris County, Texas, 80th Judicial District.

See the Company's Reports on Form 10-KSB for the period ended June 30, 1997 and Form 10-QSB for the period ended September 30, 1997. There have been no material developments during the quarter for which this form is being filed.

ITEM 2. CHANGES IN SECURITIES.

On August 21, 1997, the Company formally announced that it had entered into a letter of intent to merge with a high performance materials company which fits the Company's parameters for an acquisition candidate. On October 30, 1997, the Company worked towards securing the acquisition as well as providing future operating revenue for the Company by completing an overseas private placement of common stock pursuant to the exemptions afforded by Regulation S. Celestial has received $4,059,000 from investors in connection with the transaction, whereby a total of 1,353,000 common shares, par value $0.001, were issued for a purchase price of $3.00 per share. Of those amounts received from the offering, $4,000,000 has been remitted to the enterprise with which the Company intends to merge in exchange for Convertible Subordinated Notes (the "Notes") totaling $4,000,000. The Notes provide for a Maturity Date of December 30, 1997, and bear interest at an annualized rate of seven percent (7%). This Maturity Date was later extended by written agreement until April 30, 1998. The Company remains confident that the merger will be completed or the Notes will be repaid in full on or before that date. The Company expects significant growth in revenues and shareholder earnings as a result of this potential acquisition and the related transactions.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There have been no matters submitted to a vote of security holders for the period covered by this Report.


ITEM 5. OTHER INFORMATION.

On August 21, 1997, the Company formally announced that it had entered into a letter of intent to merge with a high performance materials company which fits the Company's parameters for an acquisition candidate. In working towards securing the acquisition as well as providing future operating revenue for the Company, on October 30, 1997 the Company accepted subscription proceeds for the purchase of 1,353,000 shares of the Company's common stock, par value $0.001, at a price of $3.00 per share, aggregating gross proceeds to the Company of $4,059,000. Such private sales were authorized to be made under either Rule 903 of Regulation S ("Regulation S") and/or Section 4(2) of the Act.

Of those amounts received from the offering, $4,000,000 has been remitted to the enterprise with which the Company intends to merge in exchange for Convertible Subordinated Notes (the "Notes") totaling $4,000,000. The Notes provide for a Maturity Date of December 30, 1997, and bear interest at an annualized rate of seven percent (7%). This Maturity Date was later extended by written agreement until April 30, 1998. The Company expects significant growth in revenues and shareholder earnings as a result of this potential acquisition and the related transactions.

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

***      10(c)   -        Stock Option Certificate and Agreement between the
                          Company and Irwin Schneidmill dated September 15,
                          1995.

****     10(d)   -        Assumption Agreement between John Patten and the
                          Company for the R. M. Engineering note and the Dynamic subordinated note.

****     10(e)   -        Indemnification Agreement between John Patten and
                          the Company for the Johnson vs. Central Valve
                          Services, Inc., et al., litigation.

*****    10(f)   -        Form of Common Stock Purchase Agreement and Investor
                          Confirmation Letter for the Overseas Private
                          Placement Pursuant to Regulation S.

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

***** Incorporated by reference to the Company's Report on Form 10-QSB for the period ended September 30, 1997.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                    CELESTIAL VENTURES CORPORATION


                                    By: /s/ IRWIN SCHNEIDMILL
                                        --------------------------------------
                                        Irwin Schneidmill
                                        President, Chief Executive, and
                                        Financial Officer and a Director


Dated: February 10, 1997