Form 10QSB
period 1998-03-31
CELESTIAL VENTURES CORP
filed 1999-05-06
CIK 811639

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 1998.

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

         Check whether the issuer has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     [X] Yes  [ ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding for each of the issuer's classes of common equity, as of the latest practicable date:

         Number of shares of Common Stock outstanding as of March 31, 1998:
2,763,199

         Transitional Small Business Disclosure Format (check one)

         Yes [ ]  No [X]

                         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

                Celestial Ventures Corporation and Subsidiaries
                     Condensed Consolidated Balance Sheet

                                                                     March 31,
                                                                       1998
                                                                    ----------
Assets:
Current Assets
   Cash ..................................................          $       15
   Loans and Exchanges ...................................               3,615
   Due From Polymer Dynamics, Inc. .......................           4,151,756
                                                                    ----------
   Total Current Assets ..................................           4,155,386

Total Assets .............................................          $4,155,386
                                                                    ----------


     See Accompanying Notes to Condensed Consolidated Financial Statements

                         PART I. FINANCIAL INFORMATION

                CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                                    March 31,
                                                                      1998
                                                                   ----------
Liabilities
Current Liabilities
   Accrued Expenses .......................................       $     1,361
   Loans Payable - Irwin Schneidmill ......................             3,600
                                                                  -----------
   Total Current Liabilities ..............................             4,961

Long-Term Liabilities
   Net liabilities of discontinued operations .............           170,000
                                                                  -----------
     Total Long-Term Liabilities ..........................           170,000

Total Liabilities .........................................           174,961
                                                                  -----------

Shareholders' Equity:
   Preferred Stock ........................................               259
   Common Stock ...........................................             3,274
   Additional Paid-In-Capital .............................         9,561,977
   Accumulated Deficit ....................................        (5,416,364)
   Net Income (Loss) ......................................          (168,721)
                                                                  -----------
     Total Shareholders' Equity ...........................         3,980,425
                                                                  -----------

Total Liabilities and Shareholders' Equity ................       $ 4,155,386
                                                                  ===========


     See Accompanying Notes to Condensed Consolidated Financial Statements

                         PART I. FINANCIAL INFORMATION

                CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE NINE MONTHS ENDED MARCH 31,


                                                        1998           1997
                                                     ---------      ---------
Revenues
Sales ..........................................     $    --        $ 205,192
                                                     ---------      ---------

Cost of Sales ..................................       101,150         53,612
                                                     ---------      ---------

Gross Profit ...................................      (101,150)       151,580

Operating Expenses
   General and Administrative Expenses .........       219,117        330,062
                                                     ---------      ---------

Net (Loss) Before Other Income (Deductions) ....      (320,267)      (178,482)
                                                     ---------      ---------

Other Income (Deductions)
   Interest Income .............................       151,756           --
   Gain on sale of subsidiary ..................          --          447,451
                                                     ---------      ---------
   Total Other Income (Deductions) .............       151,756        447,451
                                                     ---------      ---------

Net (Loss) before Taxes ........................      (168,511)       268,969
   Income Taxes ................................          (210)           (25)
                                                     ---------      ---------
Net Profit or (Loss) ...........................     $(168,721)     $ 268,944
                                                     =========      =========

Net Profit or (Loss) Per Share .................     $    (.06)     $     .24
                                                     =========      =========


     See Accompanying Notes to Condensed Consolidated Financial Statements

                         PART I. FINANCIAL INFORMATION

                CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED MARCH 31,


                                                        1998           1997
                                                     ---------      ---------
Revenues
Sales ..........................................     $    --        $    --
                                                     ---------      ---------

Cost of Sales ..................................           525           --
                                                     ---------      ---------

Gross Profit ...................................           525           --

Operating Expenses
   General and Administrative Expenses .........         1,572        117,180
                                                     ---------      ---------

Net (Loss) Before Other Income (Deductions) ....        (2,097)      (117,180)
                                                     ---------      ---------

Other Income (Deductions)
   Interest Income .............................        70,000           --
   Gain on sale of subsidiary ..................          --             --
                                                     ---------      ---------
   Total Other Income (Deductions) .............        70,000           --


Net (Loss) before Taxes ........................        67,903       (117,180)
   Income Taxes ................................          (210)           (25)
                                                     ---------      ---------
Net Profit or (Loss) ...........................     $  67,693      $(117,205)
                                                     =========      =========

Net Profit or (Loss) Per Share .................     $     .02      $    (.10)
                                                     =========      =========


     See Accompanying Notes to Condensed Consolidated Financial Statements

                         PART I. FINANCIAL INFORMATION

                CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED MARCH 31,

                                                        1998            1997
                                                     -----------    -----------
Cash Flows from Operating Activities
Net (Loss) .......................................   $  (168,721)   $   268,944
                                                                    -----------

   Adjustments to reconcile net income to net cash
    flows from operating activities:
   Depreciation ..................................          --            2,199
   Amortization ..................................          --           16,667
   Interest on redeemable common stock ...........          --             --

Changes in assets and liabilities:
Decrease (increase) in:
   Accounts receivable ...........................    (4,151,756)
                                                                        128,012
   Inventory .....................................          --          153,037
   Prepaid expenses ..............................          --           35,034
   Other .........................................         1,385        925,150
Increase (decrease) in:
   Accounts payable ..............................          --           (1.106)
   Accrued expenses and sundry liabilities .......       (11,393)       (38,513)
                                                     -----------    -----------
     Total adjustment ............................    (4,161,764)     1,220,480
                                                     -----------    -----------
       Net cash used in operating activities .....    (4,330,485)     1,489,424
                                                     -----------    -----------

Cash Flows From Investing Activities:
   Sale of property & equipment ..................          --           32,915
   Deficit of acquired company ...................          --          284,102
   Note Receivable from sale of subsidiary .......                     (450,000)
                                                                    -----------
     Net cash used in investing activities .......          --         (132,983)
                                                                    -----------
Cash Flows From Financing Activities:
   Proceeds (payments) from loans - net ..........          --         (517,111)
   Financing of purchase of Re-Prod assets:
     Note Payable ................................                     (450,000)
     Redeemable common stock .....................                     (806,250)

   Redemption of preferred stock .................                            4
   Issuance of common stock ......................          --             --
                                                                    -----------
     Net cash provided by financial activities ...     4,324,065     (1,368,357)
                                                     -----------    -----------

Net increase (decrease) in cash ..................        (6,420)       (11,916)
                                                     -----------    -----------

  Cash beginning of period .......................         6,435         11,950
                                                     -----------    -----------

  Cash end of period .............................   $        15    $        34
                                                     ===========    ===========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                         PART I. FINANCIAL INFORMATION

                CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 1998

          Celestial Ventures Corporation was organized under the laws of the State of Nevada on January 28, 1987. Effective June 30, 1995, the Company changed its year end from October 31 to June 30.

NOTE A:   Material Subsequent Events and Contingencies

          On August 21, 1997, the Company formally announced that it had entered into a letter of intent to merge with Polymer Dynamics, Inc. ("PDI"), a high performance materials company which fits the Company's parameters for a combination candidate. On October 30, 1997, the Company worked towards securing the merger, as well as providing future operating revenue for the Company, by completing an overseas private placement of common stock pursuant to the exemptions afforded by Regulation S. Celestial has received $4,059,000 from investors in connection with the transaction, whereby a total of 1,353,000 common shares, par value $0.001, were issued for a purchase price of $3.00 per share. Of those amounts received from the offering, $4,000,000 has been remitted to PDI in exchange for Convertible Subordinated Notes (the "Notes") totaling $4,000,000. The Notes bear interest at an annualized rate of seven percent (7%), and originally bore a Maturity Date of December 30, 1997. By written agreement dated January 27, 1998, however, the Maturity Date was extended until April 30, 1998. Although at this time no action has been approved to extend the Notes beyond April 30, 1998, as part of its efforts to work towards securing the merger with PDI, the Company is expected to approve that the Notes be extended until the third quarter of 1998.

          The Company remains confident that the merger will be completed or the Notes will be repaid in full on or before the third quarter, 1998. In fact, on March 18, 1998, the Company and PDI entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") providing for transactions that will result in PDI being merged with and into the Company. The company surviving the merger will be a Nevada corporation that will be called Polymer Dynamics, Inc. Completion of the merger is subject to, among other things, the approval of the Registrant's and Polymer's stockholders. Under the Merger Agreement each outstanding share of the Company's Common Stock shall remain unchanged, and each outstanding share of the Company's Preferred Stock will be converted into one-fifteenth (1/15th) of a share of the surviving corporation's Common Stock. Each outstanding share of Polymer's Common Stock and Series A Preferred Stock will be converted into a single share of Common Stock and Series A Preferred Stock, respectively, of the surviving corporation. The Company expects significant growth in revenues and shareholder earnings in the event that the Merger Agreement proceeds to closing.

NOTE B:   Significant Accounting Policies

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 1998 is not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended June 30, 1997.

                         PART I. FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis or Plan of Operations.

The consolidated balance sheet as of March 31, 1998 and the consolidated statement of operations for the nine-months ended March 31, 1998 and 1997 have been derived from the unaudited financial records of the Company. These financial statements reflect all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position and results of operations for the period presented.

Effect of Inflation

The impact of inflation on the Company's financial condition and results of operations has not been significant.

Management's Plan of Operation

The Company's financial condition at March 31, 1998 compared to March 31, 1997 changed dramatically. During the last two fiscal years in particular, the Company has made an effort to dispose of all operating subsidiaries, as well as to remove all non-de minimis liabilities from the Company's financials in order to attract a single, large, profitable, private company with which to potentially merge. Management believes that the sale of its operating subsidiaries has had a positive effect on the Company, as it has positioned the Company to proceed with a proposed combination, pending governmental and stockholder approvals, with Polymer Dynamics, Inc. ("PDI").
The Company and PDI jointly issued a press release dated March 25, 1998 announcing that their respective boards of directors had approved on March 18, 1998 a definitive agreement to merge the two corporations. Based on the current number of shares of the Company's and PDI's capital stock outstanding, upon completion of the merger, the former stockholders of PDI will own approximately 92% of the Common Stock of the surviving corporation.

The Company expects significant growth in revenues and shareholder earnings as a result of this potential combination and the resulting transactions.

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

Mr. Patten has paid the final installment do to Re-Prod, Inc. in full satisfaction by the Company of its obligations under the Settlement and the Asset Purchase Agreement. Re-Prod, Inc.'s counterclaim, therefore, will be dismissed with prejudice and the Company and Messrs. Formicola, Patten and Schneidmill will be released from all claims under the Re-Prod, Inc. counterclaim.

Johnson vs. Central Valve Services, Inc., et. al., No. 96-42066, In the District Court of Harris County, Texas, 80th Judicial District.

See the Company's Reports on Form 10-KSB for the period ended June 30, 1997 and Form 10-QSB for the periods ended September 30 and December 31, 1997. There have been no material developments during the quarter for which this form is being filed.

                          PART II. OTHER INFORMATION

ITEM 2. Changes in Securities.

On August 21, 1997, the Company formally announced that it had entered into a letter of intent to merge with Polymer Dynamics, Inc. ("PDI"), a high performance materials company which fits the Company's parameters for a combination candidate. On October 30, 1997, the Company worked towards securing the acquisition as well as providing future operating revenue for the Company by completing an overseas private placement of common stock pursuant to the exemptions afforded by Regulation S. Celestial has received $4,059,000 from investors in connection with the transaction, whereby a total of 1,353,000 common shares, par value $0.001, were issued for a purchase price of $3.00 per share. Of those amounts received from the offering, $4,000,000 has been remitted to PDI in exchange for Convertible Subordinated Notes (the "Notes") totaling $4,000,000. The Notes provide for a Maturity Date of December 30, 1997, and bear interest at an annualized rate of seven percent (7%). This Maturity Date was later extended by written agreement until April 30, 1998, and, it is expected, will be extended once more until the third quarter of 1998. The Company remains confident that the merger will be completed or the Notes will be repaid in full at or before that time.

On March 25, 1998, the Company and PDI jointly issued a press release announcing that their respective boards of directors had approved on March 18, 1998 a definitive agreement to merge the two corporations. Based on the current number of shares of the Company's and PDI's capital stock outstanding, upon completion of the merger, the former stockholders of PDI will own approximately 92% of the Common Stock of the surviving corporation. Under the merger agreement each outstanding share of the Company's Common Stock shall remain unchanged, and each outstanding share of the Company's Preferred Stock will be converted into one-fifteenth (1/15th) of a share of the surviving corporation's Common Stock. Each outstanding share of Polymer's Common Stock and Series A Preferred Stock will be converted into a single share of Common Stock and Series A Preferred Stock, respectively, of the surviving corporation. The Company expects significant growth in revenues and shareholder earnings as a result of this potential merger and resultant transactions.

                          PART II. OTHER INFORMATION

ITEM 3. Defaults Upon Senior Securities.

None.

                          PART II. OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders.

There have been no matters submitted to a vote of security holders for the period covered by this Report.

                          PART II. OTHER INFORMATION

ITEM 5. Other Information.

On August 21, 1997, the Company formally announced that it had entered into a letter of intent to merge with PDI, a high performance materials company which fits the Company's parameters for a merger candidate. In working towards securing the acquisition as well as providing future operating revenue for the Company, on October 30, 1997 the Company accepted subscription proceeds for the purchase of 1,353,000 shares of the Company's common stock, par value $0.001, at a price of $3.00 per share, aggregating gross proceeds to the Company of $4,059,000. Such private sales were authorized to be made under either Rule 903 of Regulation S ("Regulation S") and/or Section 4(2) of the Act.

Of those amounts received from the offering, $4,000,000 has been remitted to PDI in exchange for Convertible Subordinated Notes (the "Notes") totaling $4,000,000. The Notes provided for a Maturity Date of December 30, 1997, and bear interest at an annualized rate of seven percent (7%). This Maturity Date was later extended by written agreement until April 30, 1998, and it will likely be extended once more until the third quarter of 1998. The Company expects significant growth in revenues and shareholder earnings as a result of this potential merger and resulting transactions.

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

                          PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-B).

     Exhibit
     Numbers        Description
     -------        -----------

     #     2     -  Agreement and Plan of Merger, dated as of March 18, 1998, between Celestial Ventures Corporation and Polymer
                    Dynamics, Inc.

     *     3(i)  -  Certificate of Incorporation of the Company
     *     3(ii) -  Bylaws of the Company

     **    4(a)  -  Form of Common Stock Certificate

     ***   10(a) -  Employment Agreement between Irwin Schneidmill and the
                    Company dated March 1, 1996.

     ***   10(b) -  Indemnity Agreement between the Company and Irwin
                    Schneidmill and John Formicola, indemnifying them against liabilities arising from the a acquisition of assets of Re-Prod, Inc.

     ***   10(c) -  Stock Option Certificate and Agreement between the Company and Irwin Schneidmill dated September 15, 1995.

     ****  10(d) -  Assumption Agreement between John Patten and the Company for the R. M. Engineering note and the Dynamic subordinated note.

     ****  10(e) -  Indemnification Agreement between John Patten and the
                    Company for the Johnson vs. Central Valve Services, Inc., et al., litigation.

     ***** 10(f) -  Form of Common Stock Purchase Agreement and Investor
                    Confirmation Letter for the Overseas Private Placement Pursuant to Regulation S.

     ##    99    -  Celestial Ventures Corporation and Polymer Dynamics, Inc.
                    Press Release dated March 25, 1998.

(b)  Reports on Form 8-K

     Form 8-K dated March 26, 1998, Item 5, Other Events; and Item 7, Financial Statements and Exhibits.

     Symbols Used in Item 6:

     # Incorporated by reference to the Company's Report on Form 8-K dated March 26, 1998.

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

     *****Incorporated by reference to the Company's Report on Form 10-QSB for the period ended September 30, 1997.

     ## Incorporated by reference to the Company's Report on Form 8-K dated March 26, 1998.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                            CELESTIAL VENTURES CORPORATION


                            By:/s/IRWIN SCHNEIDMILL
                               --------------------------------
                               Irwin Schneidmill
                               President, Chief Executive, and
                               Financial Officer and a Director


Dated: May 13, 1998