Form 10KSB40
period 1998-06-30
CELESTIAL VENTURES CORP
filed 1999-05-07
CIK 811639

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB

                                                                     [5/3/1999]

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended: June 30, 1998.
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ________ to ________.
Commission file number 33-12613-NY

                         CELESTIAL VENTURES CORPORATION
             (Exact name of registrant as specified in its charter)

          NEVADA                                      22-2814206
          ------                                      ----------
(State or other jurisdiction of                (I.R.S. Employer  I.D. Number)
incorporation or organization)

    382 Route 59, Section 310, Monsey, New York                  10952
    -------------------------------------------                ---------
      (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (914) 369-0132

         Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                     Name of exchange on which registered
   -------------------                     ------------------------------------
Common Stock, par value $.001 per share                 None
Preferred Stock, par value $.001 per share              None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant June 30, 1998, based on the average bid and asked price on such date, was approximately $15,062,314.

Number of shares of Common Stock outstanding as of June 30, 1998: 2,763,199. Number of shares of Preferred Stock outstanding as of June 30, 1998: 258,853

No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant. Rule 424(b) or (c) have been incorporated by reference in this report.

 When used in this Annual Report on Form 10-KSB, the words "estimate", "project", "intend", "expect" and similar expressions are intended to identify forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Such factors are described in detail elsewhere under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

Item I.   Business

         Celestial Ventures Corporation, a Nevada corporation (the "Company"), was incorporated on January 28, 1987. The Company's initial business was the acquisition of real estate and real estate development. The Company is no longer involved in real estate investment or development. Since 1993, the Company has primarily been engaged in the acquisition of businesses, divisions of businesses, or the assets of businesses, that the Company's management identified as having significant potential for business success. These businesses have included valve coating and direct mail subsidiaries in the past. As of June 30, 1997, all of the operating divisions of the Company have been sold. In August 1997, the Company entered into an agreement in principle to merge with a high performance materials company. In March 1998, the Company entered into a definitive agreement under which its proposed merger partner will merge with and into the Company. (See "Recent Developments" below.) As of June 30, 1998, the merger has not yet been consummated.

         The Company currently employees two persons neither of whom are full time.

Direct Mail Business Acquisitions

         On August 29, 1995, the Company purchased, effective as of July 1, 1995, all of the issued and outstanding common stock of Success Direct, Inc., a New Jersey corporation, a mail order business products company ("Success"), for total consideration of 1,000,000 restricted shares of common stock of the Company. The principal stockholder of Success, Mr. Irwin Schneidmill, became the President of the Company on August 1, 1995. 415,000 of such shares were paid to Mr. Irwin Schneidmill, who was the 41.5% owner of the capital stock of Success. See "Certain Relationships and Related Transactions."

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

         In connection with the acquisition of certain assets of Re-Prod, Inc., the Company paid total consideration consisting of the following; (i) $315,000 in cash, (ii) a promissory note in the amount of $250,000 payment of which was guaranteed by Mr. Schneidmill and Mr. John Formicola, a shareholder of the Company, and (iii) 750,000 shares of the common stock of the Company, as to which Mr. Schneidmill and Mr. Formicola have agreed to pay the difference between the actual and estimated market price of the shares on a future date. See "Certain Relationships and Related Transactions".

         From August to December, 1995, the Company operated Success as a wholly owned subsidiary under the tradename "Remarkable Products". On December 7, 1995, Success changed its corporate name to Remarkable Office Products, Inc. ("Remarkable"), but has continued to use the tradename "Remarkable Products". Remarkable was incorporated in the State of New Jersey in September, 1994 and from its inception through its acquisition by the Company in 1995 has been engaged in the distribution of office products.

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

Disposition of Direct Mail Business.

         On November 21, 1996, the Company, effective October 1, 1996, sold all of the issued and outstanding capital stock (the "Shares") of Remarkable to Dynamic Products Corp. ("Dynamic"), for $1,406,250.00. The assets of Remarkable included equipment, inventory, and accounts receivable. The consideration paid to the Company was as follows: (i) repayment of intercompany balance due to Remarkable as of November 20, 1996 of $106,450.85; (ii) payment on November 21, 1996, of $43,539.15 in cash; (iii) a promissory note for $450,000.00 due February 21, 1997, payment of which was extended until March 21, 1997; and (iv) assumption of certain liabilities of the Registrant totaling $806,250.00. The Company realized a gain of $431,512 on the sale. The purchase price of Remarkable was determined in the manner of an arms length transaction. The principles followed by the parties in determining the consideration were as follows: Shares of Remarkable were valued at book value, and the repayment of intercompany balance on November 20, 1996, the cash payment on November 21, 1996, the note payable due on March 21, 1997, and the assumption of certain liabilities of the Company were each calculated at cash value. An officer, director, and stockholder of the Purchaser is also the President, director and stockholder of the Company. See "Certain Relationships and Related Transactions." The transaction was unanimously approved and ratified by the Company's Board of Directors in accordance with Nevada corporate law.

         Pursuant to an agreement dated June 20, 1997, the Company agreed to transfer to Mr. John L. Patten, a significant shareholder of the Company, its rights under the remaining past due $300,000 subordinated note receivable from the purchaser in exchange for Mr. Patten's assumption of the Company's obligations for the U.S. Powder Coaters, Inc. note payable of $170,000 to R.M. Engineering. See "Certain Relationships and Related Transactions." To date, R.M. Engineering has not released the Company from its obligation under the note payable; accordingly, the liability remained recorded at June 30, 1998. See "Notes to Consolidated Financials." The transaction was unanimously approved and ratified by the Registrant's Board of Directors in accordance with Nevada corporate law.

Termination of Medical Device Production Acquisitions

         In September, 1995, the Company executed a letter of intent to purchase all of the issued and outstanding stock of Nexim Corp., a Nevada Corporation, ("Nexim"), 100% of which was owned by Mr. Andrew Jaloza, who became a director of the Company in January, 1996. Upon the execution of the letter of intent, the Company paid Mr. Jaloza $100,000 as a down payment for the purchase of Nexim. Nexim owns a technology known as Medphone, a medical device product. The Company also invested, approximately, an additional $62,000 toward development of this product. Nexim has had no revenues and is not an operating company. In April, 1996, the Company decided not to pursue the acquisition of Nexim. The ultimate recovery of the invested funds is uncertain. During the year ended June 30, 1996, the Company wrote off its entire investment in this venture, which is included in general and administrative expenses.


Valve and Powder Coating Operations Acquisitions

         Pursuant to an Agreement and Plan of Reorganization dated August 12, 1993, the Company acquired all of the issued and outstanding common stock of Valves International, Inc. ("VII"), an Oklahoma corporation, in exchange for 850,000 shares of the Company's restricted common stock. As a result of this reorganization, the Company also acquired Central Valve Services, Inc., Alloy Valves International, Inc. and CVC International, Inc., which were wholly owned subsidiaries of VII. VII and its subsidiaries were operating companies engaged in the business of valve manufacturing and sales in both Oklahoma and Texas.

         On October 31, 1993, the Company acquired U.S. Powder Coaters, Inc., a corporation whose principal business consisted of treating and coating metal and non-metal materials, in exchange for 300,000 shares of the Company's common stock. In 1993 the Company also acquired Gulf Coast Powder Coatings, Inc. As part of the Company's reorganization, the Company discontinued operations of U.S. Powder Coatings, Inc. in June 1994, and management renegotiated a 50% reduction of its debt related to its acquisition.

Disposition of Valve and Powder Coating Operations

         On August 31, 1995, effective as of April 30, 1995, the Company entered into a purchase agreement whereby it sold all of its then wholly owned subsidiaries with the exception of U.S. Powder Coatings, Inc. to Turkey DeLite International, Inc., a Nevada Corporation, (d/b/a ATCO Corporation) ("Purchaser" or "Turkey DeLite") for $1,900,000 in cash, promissory notes and common stock. Turkey DeLite's principal executive officer, Mr. Bob J. Sudderth, also served as the Chairman of the Board of Directors of the Company. See "Certain Relationships and Related Transactions". The subsidiaries referred to herein include Valves International, Inc., Central Valve Services, Inc., Alloy Valve International, Inc. and Gulf Coast Powder Coatings, Inc. The sales price consisted of a combination of 1,550,000 shares of the Purchaser's common stock, a $200,000 promissory note due and the payment of $150,000 contingent upon the successful completion of a stock offering by the Purchaser. The assets of U.S. Powder Coatings, Inc. are still owned by the Company although the subsidiary is inactive.

Recent Developments - Pending Merger; and Private Placement

         On August 21, 1997, the Company announced that it had entered into a letter of intent to merge with a high performance materials company which management believes fits the Company's parameters for an acquisition candidate. On October 30, 1997, the Company worked towards securing the acquisition, as well as providing future operating revenue for the Company, by completing an overseas private placement of common stock pursuant to the exemptions afforded by Regulation S. The offering produced total proceeds of $4,059,000 from investors in connection with the transaction, whereby a total of 1,353,000 common shares, par value $0.001, were issued for a purchase price of $3.00 per share. Of the $4,042,960 of the proceeds received from the offering, after payment of $16,040 in costs of the offering, $ 4,000,000 has been remitted to the enterprise with which the Company intends to merge in exchange for promissory notes totaling $4,000,000 originally due December 30, 1997, bearing interest at an annualized rate of seven percent (7%). This maturity date was later extended to April 30, 1998 by written agreement. However, the notes remained unpaid, and the proposed acquisition unconsummated, at June 30, 1998, and the Company has decided to reserve fully against the entire amount of the notes as of that date. The Company will not recognize any interest income on these notes, and will apply any payments received to reduce the principal. The Company expects significant future growth in revenues and shareholder earnings as a result of this potential acquisition and the related transactions (see below).

         On March 18, 1998, the Company and Polymer Dynamics, Inc.("Polymer") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") providing for transactions that, if consummated, will result in Polymer being merged with and into the Company. The Company will survive the merger, and will continue to be governed by the laws of the state of Nevada, but will be renamed "Polymer Dynamics, Inc." Completion of the merger is subject to, among other things, the approval of the Company's and Polymer's stockholders. Under the Merger Agreement each outstanding share of the Company's Common Stock shall remain unchanged, and each outstanding share of the Company's Preferred Stock will be converted into a into one-fifteenth (1/15th) of a share of the surviving corporation's Common Stock. Each outstanding share of Polymer's Common Stock and Series A Preferred Stock will be converted into a single share of Common Stock and Series A Preferred Stock, respectively, of the surviving corporation. Based on the current number of shares of the Company's and Polymer's capital stock outstanding, upon completion of the merger, the former stockholders of Polymer will own approximately 92% of the Common Stock of the surviving corporation. The Company and Polymer jointly issued a press release dated March 25, 1998 announcing that their boards of directors approved the agreement to merge the two corporations.

         As of June 30, 1998, the proposed merger had not been consummated.


Item 2.  Properties


         The Company maintains its corporate headquarters at 382 Route 59,
Section 310, Monsey, New York, 10952. This facility is currently leased by Remarkable Office Products, Inc., which expires on December 31, 2002 and provides for an option to renew for two successive five-year periods. Although there is no formal sublease agreement between the Company and Remarkable, the Company has agreed to reimburse Remarkable for any use of the space by the Company as well as for the use of Remarkable's personnel. Said agreement is to terminate upon the closing of the transactions contemplated by the Merger Agreement. Any future payments made by the Company to Remarkable for this obligation will be determined by the fair market value for the use of the space and personnel as if determined in an arms length transaction.

Item 3   Legal Proceedings


Celestial Ventures Corporation vs. Re-Prod, Inc. et. al., Case No. 96 Civ. 1274, United States District Court for the Southern District of New York.

         The Company filed on February 21, 1996 a complaint against Re-Prod, Inc. and its stockholder Jacob Lahav in United States District Court for the Southern District of New York, White Plains, New York, Case Number 96 civ. 1274, which sought a modification of the purchase price of the assets of Re-Prod, Inc. The Company contends that certain assets, including accounts receivable, which the Company purchased from Re-Prod, Inc. did not exist at the time of the acquisition. As a result the Company suspended payments under a $250,000 note payable to Re-Prod, Inc. and did not honor other terms of the acquisition.

         On August 29, 1995, the Company purchased, as of July 1, 1995, all of the issued and outstanding common stock of Success Direct, Inc., a mail order business products company ("Success"). Mr. Irwin Schneidmill, who owned 41.5% of Success, became the President and Chief Executive Officer of the Company on August 1, 1995. Simultaneously with the acquisition of Success, Success assigned to the Company its agreement to purchase certain business assets from Re-Prod, Inc., including the name Remarkable Products, and the Company consummated the transaction with Re-Prod, Inc. The assets purchased from Re-Prod, Inc. are related to the direct mail industry.

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

         As part of the consideration for the acquisition, Re-Prod, Inc. also received 750,000 shares of the restricted common stock of the Company. The Agreement provided that Mr. Schneidmill would personally guarantee 375,000 of such 750,000 shares payment of any difference between $393,750 ($1.05 per share) and the fair market value of the shares on January 1, 1996. The value of the common stock at February 1, 1996 was approximately $78,750. The Company and Mr. Schneidmill and Formicola personally, have also executed a "Put Option Agreement", whereby Re-Prod, Inc. can put these 375,000 shares to the Company as of January 1, 1996 and demand payment of $393,750. Such demand was made on January 31, 1996. Furthermore, Mr. Schneidmill and Mr. Formicola guaranteed payment of the difference between $412,500 and the market value of the remaining 375,000 shares (25,000 shares, adjusted to reflect a 1 for 15 share reverse stock split, effective May 3, 1996) of the Company's common stock held by Re-Prod, Inc. on July 1, 1996. The shares having a guaranteed value at July 1, 1996 are subject to an identical Put Option Agreement.

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

         On March 14, 1996, Re-Prod, Inc. and Jacob Lahav filed a counter claim against the Company alleging specific performance on the $250,000 promissory note, fraud and conversion, breach of contract and securities fraud and against Mr. Irwin
Schneidmill and John Formicola for the enforcement of certain financial guarantees as well as for common law fraud, securities fraud and fraud and conversion. The total dollar amount claimed, approximately $1,050,000, exclusive of interest equals the amount of the original purchase price of Re-Prod, Inc. The Company and Mr. Schneidmill vigorously defended these claims against them and pursued its claims against Re-Prod, Inc. and Mr. Lahav.

        On November 12, 1996, parties entered into, and the District Court approved by order, a Stipulation of Settlement ("Settlement") of all claims and counter claims. As a condition to entering into the Settlement, prior to its execution, the Company paid to Re-Prod, Inc. the $6,039.55 balance of an escrow account to be provided for in the purchase agreement. Under the Settlement, the Company agreed to pay to Re-Prod, Inc. a balance of the purchase price of $400,000, of which all has been paid. The Company was required to make additional payments to Re-Prod, Inc. on September 1, 1997 of $300,000 plus that amount equal to one half of the excess (if any) of the closing value of Re-Prod, Inc.'s shares of the Company's common stock (based upon the mean between the bid/asked price) on September 1, 1997 over $300,000 (payable upon the tender of Re-Prod, Inc.'s certificates). (As a result of its May 1996 1 for 15 stock split, the Company issued to Re-Prod, Inc., certificates for 50,000 new shares in exchange for its existing certificate for 750,000 pre-split shares of common stock.) Under the Settlement, the counter claim against Mr. Formicola was dismissed, and Mr. John L. Patten, a stockholder of the Company, was named as an additional guarantor. Mr. Schneidmill and Mr. Patten have unconditionally guaranteed the prompt and full payment and performance of all of the Company's obligation under the Settlement. Mr. Patten has since agreed to assume the obligation and hold the Company harmless against the payment which was due to Re-Prod, Inc. on September 1, 1997 of $300,000 plus that amount equal to one half of the excess (if any) of the closing value of the 50,000 shares of the Company's common stock as described above. Mr. Patten has demonstrated to the Company's satisfaction his financial ability to assume such obligation. In consideration of this as well as other assumptions of various liabilities of the Company as well as for other services rendered to the Company, the Company issued 93,316 shares of common stock to Mr. Patten in June, 1997. See "Certain Relationships and Related Transactions".

         Under the purchase agreement, the Company granted Re-Prod, Inc. a security interest in certain of the Company's assets. The Settlement provides that Re-Prod, Inc. will subordinate its security interest to that of any third party which lends the Company funds to repay its obligations to Re-Prod, Inc. under the Settlement. Except as provided above, the rights and obligations of the parties under the purchase agreement remain unchanged until fully performed. In the event Re-Prod, Inc. alleges that the Company is in default in making any payment due or performing any obligation required under the Settlement, Re-Prod, Inc. will have the right (upon ten days written notice) to apply to the Court for entry of judgment against the Company, and Messers. Schneidmill and Patten, jointly and severally, for $1,100,000, less any sums previously paid to Re-Prod, Inc. under the Settlement if Re-Prod, Inc. certifies to the Court that the Company is in default and has received notice thereof, and such alleged default has remained uncured for ten days; the Court can enter judgment against the Company. Mr. Patten has paid the final installment due to Re-Prod, Inc., in full satisfaction by the Company of its obligations under the Settlement and the Asset Purchase Agreement, Re-Prod, Inc.'s counterclaim was dismissed with prejudice and the Company and Messers. Formicola, Patten and Schneidmill were released from all claims under the Re-Prod, Inc. counterclaim.


Johnson vs. Central Valve Services, Inc., et. al., No. 96-42066, In the District Court of Harris County, Texas, 80th Judicial District.

         The Plaintiffs' First Amended Original Petition was served upon the Company (one of many defendants) on April 23, 1997. The Plaintiffs allege that they were injured as a result of certain misrepresentations made by Tony Heuermann (a Texas investment manager unconnected to the Company) which induced the Plaintiffs into investing monies into the Company and its wholly owned subsidiary, Central Valve Services, Inc. ("Central"). The alleged investment includes payment for 25,343 (prior to the 1 for 15 reverse split) shares of the Company common stock as well as numerous promissory notes issued by Central in which Bob Sudderth (former President of the Company) also signed on behalf of the Company as Guarantor. The Plaintiffs claim that these notes are in default and the shares are trading below the promised value. Accordingly, the Plaintiffs now seek damages from the Company (as well as Central, Sudderth and Heuermann) to recoup those monies lost as a result of these alleged false representations and violations of Texas Deceptive Trade Practices Act in the amount of $62,092 plus interest, costs and punitive damages.

         The Company has not yet appeared in the matter. The other parties to the litigation have agreed to address this matter in non-binding mediation. Should the parties fail to resolve this matter by such mediation, and the court schedules a hearing for this matter, the Company intend to defend this action vigorously.

         Although the Company has not yet appeared in the matter, John L. Patten, a stockholder of the Company, pursuant to an agreement dated August 25, 1997, has agreed to indemnify the Company and hold it harmless for any costs incurred by the Company or for any potential award or settlement that might arise in the future. Mr. Patten has demonstrated to the Company's satisfaction his financial ability to assume such obligation. In consideration of this as well as other assumptions of various liabilities of the Company as well as for other services rendered to the Company, the Company issued 93,316 shares of common stock to Mr. Patten in June, 1997. See "Certain Relationships and Related Transactions".

        Sirco Systems, LLC vs. Gold Coast Powder Coatings, Inc., Celestial Ventures Corporation, Custom Coatings, Inc., W. G. Dodson, William V. Reynolds, Herbert W. Reynolds, et al., Civil Action No. CV 98-2215, In the Circuit Court of Jefferson County, Alabama.

         The Plaintiff brought suit in 1998, concerning a contractual dispute with a former subsidiary of the Company, and obtained a judgment against all defendants in the amount of $122,000. The Company is vigorously contesting responsibility for any portion of the judgment through local counsel, and has recently reached an agreement in principle with plaintiff to settle any alleged liabilities for approximately $10,000.

Item 4            Submission of Matters to a Vote of Security Holders


         There have been no matters submitted to a vote of security holders for the period covered by this Report.

         PART II


Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters

         The Company's common stock is currently traded on the NASDAQ Electronic Bulletin Board under the symbol "CVNR", and has several market makers. The high and low bid (price which a market maker is willing to pay for the shares) quotations for the Company's Shares, as reported to the Company's management by brokerage firms listed on the specified dates by the National Daily Quotation System, Inc.'s "Pink Sheets" as making markets in the Company's securities are listed in the following chart. These quotations are between dealers, do not include retail mark-ups, mark-downs or other fees and commissions, and may not represent actual transactions. (On May 3, 1996, the Company adopted a 1 for 15 reverse stock split.)

Date                                High Bid *                Low Bid *

Fiscal 1997
September 30, 1996                  $4.13                     $3.31
December 31, 1996                   $5.00                     $4.25
March 31, 1997                      $5.00                     $3.75
June 30, 1997                       $3.75                     $3.00

Fiscal 1998
September 30, 1997                  $6.25                     $6.00
December 31, 1997                   $6.50                     $6.50
March 31, 1998                      $5.25                     $5.25
June 30, 1998                       $5.75                     $5.75

    *Prices reflect the 1 for 15 reverse stock split effective May 3, 1996.

         There were approximately 1,663 shareholders of record of the Company's common stock on June 30, 1998.

         The Company has not paid dividends on its Common Stock. The Company intends to retain any future earnings to finance its growth.

         On October 30, 1997, the Company completed an overseas private placement of common stock pursuant to the exemptions afforded by Regulation S. Such private sales were authorized to be made under either Rule 903 of Regulation S and/or Section 4(2) of the Act. Although the buyers were introduced to the securities by Pennsylvania Merchant Group, Ltd., no underwriting discounts or commissions were paid by the Company to any underwriter. Based upon its review of documentation certified by each buyer, the Company determined that each of the buyers to date was (i) sophisticated (based upon net worth and investment experience), (ii) an institutional investor, and/or (iii) not a U.S. person (as defined in Regulation S). Of the total proceeds of the offering of $4,059,000, the Company has received $4,042,960, from investors, after offering costs of $16,040, in connection with the transaction, whereby a total of 1,353,000 common shares, par value $0.0001, were issued for a purchase price of $3.00 per share. Of those amounts received from the offering, $4,000,000 has been remitted to the enterprise with which the Company intends to merge in exchange for Convertible Subordinated Notes (the "Notes") totaling $4,000,000. The Notes provided for a Maturity Date of December 30, 1997, and bear interest at an annualized rate of seven percent (7%). This Maturity Date was later extended by written agreement until April 30, 1998. However, the Notes remained unpaid at June 30, 1998, and the Company has decided to reserve fully against the entire amount of the Notes as of that date. The Company will not recognize any interest income on these Notes, and will apply any payments received to reduce the principal. The Company remains confident that the merger will be completed.


Item 6.  Management's Plan of Operation

         The Company's financial condition at June 30, 1998 compared to June 30, 1997 primarily reflects activities undertaken to position the Company for future growth through a proposed acquisition. The Company's financial condition at June 30, 1997 compared to June 30, 1996 changed dramatically. These latter changes occurred as a result of the sale of the Company's Direct Mail subsidiary in November 1996.

         Management believes that the sale of its principal operating subsidiary has had a positive effect on the Company as it has positioned the Company to seek out new acquisition candidates as it has done in the past.

         During the last two fiscal years, the Company has made an effort to dispose of all operating subsidiaries as well as to remove all non-de minimis liabilities from the Company's financials in order to attract a single, large, profitable or potentially profitable, private company with which to merge. On August 21, 1997, the Company announced that it had entered into a letter of intent to merge with a high performance materials company which, while not currently profitable, management believes fits the Company's parameters for an acquisition candidate. On March 18, 1998, the Company and Polymer Dynamics, Inc. entered into a definitive Agreement providing for the transaction which, if consummated, will result in Polymer being merged with and into the Company. See "Business - Recent Developments"

         In order to secure the acquisition as well as provide future operating revenue for the Company, in October 1997 the Company received approximately $4,042,960 from investors in an overseas private-placement of 1,353,000 shares of common stock, at a purchase price of $3.00 per share. Of those amounts received, $4,000,000 has been remitted to the enterprise with which the Company intends to merge in exchange for promissory notes totaling $4,000,000 originally due December 30, 1997, bearing interest and an annualized rate of seven percent (7%). The notes' maturity date was later extended to April 30, 1998 by written agreement; however, the notes remained unpaid at June 30, 1998, and the Company decided to reserve fully against the entire amount of the notes as of that date. The Company will not recognize any interest income on these notes, and will apply any payments received to reduce principal. The proposed merger remained unconsummated at June 30, 1998. The Company expects significant growth in revenues and shareholder earnings as a result of this potential acquisition and the related transactions.

         Management has the ability to fund its operations through the following year.

Effects of Inflation

         The impact of inflation on the Company's plan of operation has not been significant.


Item 7.  Financial Statements


         The response to this Item is submitted as a separate section of this report commencing on page F-1

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not Applicable.

PART III


Item 9   Directors and Executive Officers of the Registrant


                  The current executive offices and directors of the Company are set forth below:

         Name              Age     Position

Irwin Schneidmill          45      CEO, President, Chief Financial Officer and
Director (1)

Robert W. Trause           56      Director

Mark Wolchock              46      Director

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

Item 10. Executive Compensation


         Mr. Irwin Schneidmill became the President and Chief Executive Officer of the Company in August, 1995 at an annual salary of $140,000 per annum. In consideration of his employment by the Company, Mr. Schneidmill also received and beneficially owned 66,665 options of the Company which are immediately exercisable at $3.00 per share pursuant to a Stock Option Certificate and Agreement dated September 15, 1995. Certain of these options were exercised, and the remainder of the unexercised options expired in September 1998. In addition, during fiscal years 1997 and 1996, but not 1998, the Company paid $570 per month for the lease on Mr. Schneidmill's car plus automobile insurance. Mr. Schneidmill has forgone large portions of his salary and other benefits during fiscal years 1998, 1997 and 1996 in order to assist the Company in meeting its cash flow needs and to support its capital expenditures. Mr. Schneidmill also participates in the Company's group health insurance plan.

         The following table discloses for the fiscal years ended June 30, 1998, 1997 and 1996, individual compensation information relating to the chief executive officer of the Company and the executive officers of the Company who earned in excess of $100,000 during fiscal year 1998 (the "Named Executive Officers").


                           Summary Compensation Table

                                     Annual Compensation                           Long Term Compensation
Name and                   Salary    Bonus         Other Annual   Restricted      Options   LTIP       All Other
Principal Position                                 Compensation   Stock Awards    /SARS     Payouts    Compensation
                           ($)/(1)   ($)           ($)            ($)             ($)       ($)        0
Irwin Schneidmill
Chief Executive Officer &
President (2)
1998                       140,000   0             -              0               0         0          318,500(3)
1997                       140,000   0             -              0               0         0          0
1996                       140,000   0             -              0               0         0          0


(1) Mr. Schneidmill has forgone large portions of his salary and other benefits during fiscal years 1998, 1997 and 1996 in order to assist the Company in meeting its cash flow needs and to support its capital expenditures. However, in fiscal 1998, he received $71,667 in salary. None of the amounts forgone has been accrued, nor has any forgone amount be treated as deferred compensation.

(2) Mr. Schneidmill became President and Chief Executive Officer of the Company in August 1995.

(3) Based upon the closing price of the Company's Common Stock on September 29, 1997, the date of the grant of 49,000 shares of the Company's Common Stock to Mr. Schneidmill.



                     Option/SAR Grants In Last Fiscal Year
                     -------------------------------------

No option grants were made during fiscal year 1998 to the Executive Officers.

        Aggregated Option/SAR Exercises In Last fiscal Year and F/Y End
        ---------------------------------------------------------------
                               Option/SAR Values
                               -----------------

The following table sets forth information with respect to option exercises and fiscal year-end option values for the Named Executive Officers.

                                                                  Number of Unexercised       Value of Unexercised
                                Shares           Value            Options/SARs                in-the-money Options/SARs at
                                Acquired On      Realized         at FY-End                   FY-End (1)(4)
Name                            Exercise (#)     ($) (1)          Exercisable/Unexercisable   Exercisable/Unexercisable
----                            ------------     -------          -------------------------   -------------------------
Irwin Schneidmill               29,165           87,495           37,500 (2)                              $0.00/0

(1) Based upon the bid price of the Company's Common Stock on June 30, 1998 of $3.00.
(2) 37,500, adjusted to reflect a 1 for 15 share reverse stock split, effective May, 1996.
(3) No stock appreciation rights ("SAR") were granted in the fiscal year ended June 30, 1998. (4) The remainder of Mr. Schneidmill's options expired in September 1998.



Employment and Consulting Agreements

                  Mr. Schneidmill has entered into a five-year employment agreement dated March 1, 1996 with the Company to act as President and Chief Executive Officer; which provides for an initial annual base salary of $140,000. Mr. Schneidmill has forgone large portions of his compensation and other benefits from the Company during fiscal years 1998, 1997 and 1996 in order to assist the Company in meeting its cash flow needs and to support its capital expenditures. However, during fiscal 1998, he received $71,669 in salary. Under the employment agreement, Mr. Schneidmill also receives disability insurance, hospitalization, major medical, vacation and other employee benefits, reimbursement of reasonable business expenses incurred on behalf of the Company, and use of Company-owned vehicles.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of March 26, 1999, the record and beneficial ownership of Common Stock of the Company by each officer and director, all officers and directors as a group, and each person known to the Company to own beneficially or of record five percent or more of the outstanding shares of the Company:

                                         Number of                Percentage
                                         Shares Owned             of Shares
Name and Address                         Beneficially(1)   (2)    Outstanding
----------------                         ---------------------    -----------

Five-Percent Stockholders

Ware & Co.                                    700,000             23.84%
c/o Morgan Guaranty Trust
9 West 57th Street 11th Floor
New York, NY 10019

Coutts (Jersey) Ltd.                           170,000             5.79%
JY798967
c/o Brown Bros Harriman
59 Wall Street
New  York, NY 10005

Directors & Executive Officers

Irwin Schneidmill                              201,832             6.88%
20 Roble Road
Suffern, NY 10901

Cathy Santo **                                   4,334             0.15%

Robert Trause **                                75,000             2.56%

Mark Wolchock **                                 5,000             0.17%

Officers and directors                         286,166             9.75%
as a group (4 persons) **

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


(2) Does not include 258,853 of Preferred Stock of the Company which is currently excercisable into Common Stock.

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

         On November 21, 1996, the Company, effective October 1, 1996, sold all of the issued and outstanding capital stock (the "Shares") of Remarkable to Dynamic Products Corp. (the "Dynamic"), for $1,406,250.00. The assets of Remarkable included equipment, inventory, and accounts receivable. The consideration paid to the Company was as follows: (i) repayment of intercompany balance due to Remarkable as of November 20, 1996 of $106,450.85; (ii) payment on November 21, 1996, of $43,539.15 in cash; (iii) a promissory note for $450,000.00 due February 21, 1997, payment of which was extended until March 21, 1997 and subsequently repaid; and (iv) assumption of certain liabilities of the Registrant totaling $806,250.00. The Company realized a gain of $431,512 on the sale. The purchase price of Remarkable was determined in the manner of an arms length transaction. The principles followed by the parties in determining the consideration were as follows: Shares of Remarkable were valued at book value, and the repayment of intercompany balance on November 20, 1996, the cash payment on

November 21, 1996, the note payable due on March 21, 1997, and the assumption of certain liabilities of the Company were each calculated at cash value. An officer, director, and stockholder of the Purchaser is also the President, director and stockholder of the Company. The transaction was unanimously approved and ratified by the Company's Board of Directors in accordance with Nevada corporate law. During the fiscal year ended June 30, 1998, the Company has reimbursed Remarkable for certain rental payments and administrative expenses in the amount of $187,655. See ("Properties").

         Pursuant to an agreement dated June 20, 1997, the Company agreed to transfer to Mr. John L. Patten, a significant shareholder of the Company, its rights under the remaining past due $300,000 subordinated note receivable from the Purchaser in exchange for Mr. Patten's assumption of the Company's obligations for the U.S. Powder Coaters, Inc. note payable of $170,000 to R.M. Engineering. To date, R.M. Engineering has not released the Company from its obligation under the note payable; accordingly, the liability remains recorded at June 30, 1998. See "Notes to Consolidated Financials." The transaction was unanimously approved and ratified by the Registrant's Board of Directors in accordance with Nevada corporate law.

         In consideration of Mr. Patten having assumed various liabilities of the Company, indemnifying the Company in certain litigation matters as well as for other services rendered to the Company, the Company issued 93,316 shares of common stock to Mr. Patten in June, 1997. See "Litigation."

         Performance Capital Corporation which is partially owned by Mr. John Formicola had lent Success $250,000 prior to its acquisition by the Company in the form of five promissory notes in the amount of $50,000 each dated December 15, 1994 and January 15, February 15, March 15 and April 15, 1995. Each bearing interest at the rate of 10% per annum. Performance Capital Corporation had owned of the outstanding common stock 41.5% of Success at that time. The Company assumed that debt upon the acquisition of Success and paid to Performance Capital Corporation 415,000 shares of common stock of the Company. The terms of that debt are as follows: all interest is to accrue through 1995 and payments on interest are to commence February 1, 1996 and accrued interest shall be paid in six equal monthly installments. Payments on principal are to commence February 1, 1997 and shall be paid monthly, together with interest, for 60 months. Subsequent to the acquisition of Success by the Company, Mr. Formicola and or Performance Capital have lent the Company an aggregate of approximately $205,000 for working capital purposes. This $205,000 is subject to an 11% demand promissory note dated August 1, 1995. As of June 30, 1998, the Company has no remaining payment obligation to Performance Capital Corporation or Mr. Formicola.

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


         PART IV


Item 13.          Exhibits and Reports on Form 8-K


         (a)      Exhibits (numbered in accordance with Item 601 of
Regulation S-B).

Exhibit
Numbers           Description

++       2(a)     -        Copy of Agreement and Plan of Merger, dated as of
         March 18, 1998, between Celestial Ventures
                           Corporation and Polymer Dynamics, Inc.

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

***      10(h)    -        Employment Agreement between Irwin Schneidmill and
         the Company dated March 1, 1996.

***      10(i)    -        Supply contracts between the Company and V.W.
         Eimicke, Ltd. each dated September 6th, 1990.

***      10(j)    -        Indemnity Agreement between the Company and Irwin
         Schneidmill and John Formicola, indemnifying them against liabilities arising from the acquisition of assets of Re-Prod, Inc.

***      10(k)    -        Stock Option Certificate and Agreement between the
         Company and Irwin Schneidmill dated September 15, 1995.

         10(l)    -        Assumption Agreement between John Patten and the
         Company for the R. M. Engineering note and the Dynamic subordinated note.

         10(m)    -        Indemnification Agreement between John Patten and
         the Company for the Johnson vs. Central Valve Services, Inc., et al., litigation.

         10(n)    -        Informal lease agreement between Remarkable and
         the Company.

++       99       -        Celestial Ventures  Corporation and Polymer
         Dynamics,  Inc. Press Release date March 25, 1998.

         In accordance with Item 601 (b) (2) of Regulation S-B, the exhibits described in the Table of Contents of Exhibit (2) have not been filed. The Registrant hereby agrees to furnish supplementary copies of such exhibits to the Commission upon request.

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

+ Incorporated by reference to the Company's Report on Form 10-KSB for the period ended June 30, 1997.

++ Incorporated by reference to the Company's Report on Form 8-K dated March 30, 1998.

Exhibit 10(n)

                                                                March 13, 1998


                                LETTER AGREEMENT

Contracts and Leases:
---------------------

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

This letter agreement will confirm that the aforementioned sublease agreement between Remarkable Products ("Lessor" and Celestial Ventures corporation ("Lessee"), whereby Lessee pays Lessor the sum of $3,795.00 as rent and fees payable monthly under the terms of said lease, shall terminate at the Closing of the transactions contemplated by the plan entered into between Celestial and Polymer Dynamics, Inc. dated March 1998.

Lessor and Lessee further agree that as of the date of Closing, Lessee, its assigns and successors shall be released from any and all future liability for the payment of rent. In addition, Remarkable, individually, and if applicable, on behalf of assignors or overtenants from which it obtained an interest in the lease, does hereby convenant and agree to forever refrain and desist from instituting, asserting or continuing any claim, demand, action or suit of whatever kind or nature, either directly or indirectly, for the payment of any rents previously or subsequently sought from the date of Closing.


REMARKABLE OFFICE PROCUCTS, INC.





BY:  /s/  Cathy Santo
     ------------------------------
          Cathy Santo



CELESTIAL VENTURES CORPORATION


BY:  /s/  Irwin Schneidmill
     ------------------------------
         Irwin Schneidmill

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CELESTIAL VENTURES CORPORATION

                         By: /s/IRWIN SCHNEIDMILL
                            ------------------------
                            Irwin Schneidmill
                            President, Chief Executive, and
                            Financial Officer and a Director

         Dated: May 7, 1999

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons, which include the Chief Executive Officer, the Chief Financial Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:


Name                                     Title                                       Date
/s/ Irwin Schneidmill               President Chief Executive                   May 7, 1999
---------------------               and Financial Officer, and
Irwin Schneidmill                   a Director (Principal
                                    Executive and Financial Officer)


/s/Robert Trause                    Director                                    May 7, 1999
----------------
Robert Trause


/s/Mark Wolchock                    Director                                    May 7, 1999
----------------
Mark Wolchock

                    CELESTIAL VENTURES CORPORATION
                      AND SUBSIDIARIES
                    Consolidated Financial Statements
                    June 30, 1998 and 1997

CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
Table of Contents
-------------------------------------------------------------------------------




                                                                  Page

     Independent Auditors' Report                                   F-2


     Consolidated Financial Statements

         Balance Sheet
             June 30, 1998                                          F-3

         Statements of Operations
             For the Years Ended June 30, 1998 and 1997             F-4

         Statements of Stockholders' (Deficit)
             For the Years Ended June 30, 1998 and 1997             F-5

         Statements of Cash Flows
             For the Years Ended June 30, 1998 and 1997             F-6 - F-7


     Notes to Consolidated Financial Statements                     F-8 - F-12

                         Independent Auditor's Report




 To the Board of Directors and Stockholders
 Celestial Ventures Corporation and Subsidiaries


 We have audited the accompanying consolidated balance sheet of Celestial Ventures Corporation and Subsidiaries as of June 30, 1998, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celestial Ventures Corporation and Subsidiaries as of June 30, 1998, and the results of its operations and its cash flows for the years ended June 30, 1998 and 1997 in conformity with generally accepted accounting principles.




 RAICH ENDE MALTER LERNER & CO.
 East Meadow, New York
 February 12, 1999

CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet                                        June 30, 1998
-------------------------------------------------------------------------------



Assets
Current assets
  Cash                                                                                       $           654
  Notes receivable - Polymer Dynamics, Inc. - net of allowance
    for uncollectible amounts of $4,000,000                                                                -
  Other receivable                                                                                     3,795
                                                                                             ---------------


                                                                                             $         4,449
Liabilities and Stockholders' (Deficit)
  Current Liabilities
    Accounts payable                                                                         $           747
  Loans payable to officer                                                                            22,500
                                                                                             ---------------

                                                                                                      23,247
                                                                                             ---------------
     Other Liabilities
       Net liabilities of discontinued operations                                                    170,000
                                                                                             ---------------
                                                                                                     193,247
                                                                                             ---------------

     Stockholders' (Deficit)
       Convertible Preferred Stock - $.001 par value; authorized 500,000,000 shares, issued and outstanding 258,853
         shares                                                                                          259
       Common Stock - $.001 par value; authorized 500,000,000
         shares, issued and outstanding 2,763,199 shares                                               2,764
       Additional paid-in capital                                                                 10,027,372
       Accumulated (deficit)                                                                     (10,219,193)
                                                                                             ---------------

                                                                                                    (188,798)
                                                                                             ---------------
                                                                                             $         4,449
                                                                                             ---------------

See notes to consolidated financial statements.

CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
-------------------------------------------------------------------------------


                                                                              For the Years Ended
                                                                                   June 30,
                                                                              ------------------------------
                                                                                        1998            1997
                                                                              ------------------------------
                                                                              $            -    $          -

Cost of Sales                                                                              -               -
                                                                              --------------    ------------

Gross Profit                                                                               -               -
                                                                              --------------    ------------

Operating (Income) and Expenses
   Selling, general and administrative                                               802,829         316,940
   Other expense                                                                           -         320,074
   Other income                                                                            -          (5,000)
   Write-off of advance to Polymer Dynamics, Inc.                                  4,000,000               -
                                                                              --------------    ------------

                                                                                   4,802,829         632,014

(Loss) from Continuing Operations                                                 (4,802,829)       (632,014)

Discontinued Operations - (loss) from operations of
discontinued subsidiaries - net of taxes                                                   -         (13,375)
                                                                              --------------    ------------

(Loss) before Extraordinary Item                                                  (4,802,829)       (645,389)

Extraordinary Item  - gain on sale of subsidiary -
net of taxes                                                                               -         431,512
                                                                              --------------    ------------

Net (Loss)                                                                    $   (4,802,829)   $   (213,877)
                                                                              ===============   =============



Weighted Average Common Shares Outstanding                                         2,406,072       1,140,741


Basic and Diluted (Loss) Per Share from
   Continuing Operations                                                     $        (2.00)    $       (.55)
                                                                             ==============     ============

Basic and Diluted (Loss) Per Share Before
   Extraordinary Item                                                        $    (2.00)        $      (.57)
                                                                             ==============     ============

Basic and Diluted Net (Loss) Per Share                                       $    (2.00)        $      (.19)
                                                                             ==============     ============


See notes to consolidated financial statements.

CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity                                         For the Years Ended June 30, 1998 and 1997
-----------------------------------------------------------------------------------------------------------------------------------


                                                   Convertible
                                                 Preferred Stock            Common Stock                   Additional
                                                 ---------------            ------------                    Paid-In
Amount                                           Shares          Amount        Shares         Amount        Capital


Balance - July 1, 1997                               271,853    $   272       1,076,186     $  1,076     $    4,817,498
   Stock issued for director's fees                        -          -          17,500           18             60,007
   Stock issued for financing fee                          -          -          10,000           10             42,490
   Stock issued for loan guarantees                        -          -          93,316           93            319,981
   Reclass of redeemable common
     stock                                                 -          -          50,000           50                (50)
   Conversion of preferred stock                     (13,000)       (13)            867            1                 12
   Net (loss)                                              -          -               -            -                  -
                                                 -----------    -------    ------------     --------     --------------

Balance  - June 30, 1997                             258,853        259       1,247,869        1,248          5,239,938
   Stock issued in overseas offering                       -          -       1,353,000        1,353          4,041,607
   Exercise of warrants                                    -          -          31,665           32             94,963
   Exercise of options                                     -          -          56,665           57            169,938
   Stock issued for directors' fees                        -          -          74,000           74            480,926
   Net (loss)                                              -          -               -            -                  -
                                                 -----------    -------    ------------     --------     --------------

Balance - June 30, 1998                              258,853    $   259       2,763,199     $  2,764     $   10,027,372
                                                 ----=======----=======----============-----========     ==============





                                                    Accumulated
                                                 -----------------
                                                     (Deficit)              Total
                                                 -----------------    ----------------

Balance - July 1, 1997                             $    (5,202,487)   $      (383,641)
   Stock issued for director's fees                              -             60,025
   Stock issued for financing fee                                -             42,500
   Stock issued for loan guarantees                              -            320,074
   Reclass of redeemable common
     stock                                                       -                  -
   Conversion of preferred stock                                 -                  -
   Net (loss)                                             (213,877)          (213,877)
                                                   ---------------    ---------------

Balance  - June 30, 1997                                (5,416,364)          (174,919)
   Stock issued in overseas offering                             -          4,042,960
   Exercise of warrants                                          -             94,995
   Exercise of options                                           -            169,995
   Stock issued for directors' fees                              -            481,000
   Net (loss)                                           (4,802,829)        (4,802,829)
                                                   ---------------    ---------------

Balance - June 30, 1998                            $   (10,219,193)   $      (188,798)
                                                   ================   ================




See notes to consolidated financial statements.

CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows                               Page 1 of 2
-------------------------------------------------------------------------------

                                                                                          For the Years Ended
                                                                                                June 30,
                                                                                   ---------------------------------
                                                                                          1998             1997

                                                                                   ---------------------------------
Cash Flows from Operating Activities
   Net (loss)                                                                      $   (4,802,829)   $    (213,877)
   Adjustments to reconcile net (loss) to net cash
     (used for) operating activities:
       (Gain) on sale of subsidiary                                                             -         (731,512)
       Write-off of advance to Polymer Dynamics, Inc.                                   4,000,000                -
       Loss from discontinued operations                                                        -           13,375
       Transfer of notes receivable                                                             -          300,000
       Expenses paid through the issuance of common stock                                 481,000          422,599
       (Increase) decrease in:
         Other receivables                                                                  1,205           (5,000)
       Increase (decrease) in:
         Accounts payable                                                                     747           (5,726)
         Accrued expenses                                                                 (16,354)          (3,271)
                                                                                   --------------    -------------

       Net cash used in continuing operations                                            (336,231)        (223,412)

       Net cash provided by discontinued operations                                             -           21,298
                                                                                   --------------    -------------

                                                                                         (336,231)        (202,114)
                                                                                   --------------    -------------

Cash Flows from Investing Activities
   Advances to Polymer Dynamics, Inc.                                                  (4,000,000)               -
   Deposits returned                                                                            -           15,000
   Proceeds from sale of subsidiary                                                             -          193,549
                                                                                   --------------    -------------

                                                                                       (4,000,000)         208,549
                                                                                   --------------    -------------

Cash Flows from Financing Activities
   Proceeds from issuance of common stock                                               4,307,950                -
   Proceeds of loans from stockholders                                                     22,500                -
                                                                                   --------------    -------------

                                                                                        4,330,450                -
                                                                                   --------------    -------------

Net Increase (Decrease) in Cash                                                            (5,781)           6,435

Cash - beginning of period                                                                  6,435                -
                                                                                   --------------    -------------

Cash - end of period                                                               $          654    $       6,435
                                                                                   ==============    =============

See notes to consolidated financial statements.




CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows                              Page 2 of 2
-------------------------------------------------------------------------------


                                                                                   For the Years Ended
                                                                                         June 30,
                                                                                   -------------------------------
                                                                                         1998              1997

                                                                                   -------------------------------

Supplemental Disclosures
     Non-cash investing and financing transactions:
       Note received upon sale of subsidiary                                       $            -    $     450,000


       Common stock issued for debt guarantees and
         other services                                                            $            -    $     320,074


       Intercompany payable extinguished through sale
         of subsidiary                                                             $            -    $     106,451



See notes to consolidated financial statements.

CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES             For the Years Ended
Notes to Consolidated Financial Statements               June 30, 1998 and 1997
-------------------------------------------------------------------------------




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

  Significant accounting policies follow:

  a. Principles of Consolidation - The consolidated financial statements include the accounts of CVC and its subsidiaries (the "Company"). All subsidiaries are included up until their date of disposition. All intercompany accounts and transactions are eliminated upon consolidation.

  b. Income Taxes - Current income taxes are based on the taxable income for the year, as measured by the current year's tax returns. Deferred income taxes arise primarily due to various temporary differences between financial and income tax reporting. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

  c. Earnings Per Share - The Company has adopted the provisions of Statement of Financial Accounting No. 128 Earnings Per Share. Basic earnings per share is computed by dividing the net loss by the weighted average number of shares outstanding during the year. Diluted earnings per share include securities which are convertible into common stock to the extent such inclusion would be dilutive. The Company has applied this standard retroactively for all periods presented. Such retroactive application had no effect on preciously reported earnings per share.

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

  e. Reclassifications - Various accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year's financial statements. These reclassifications had no impact on the results of operations.


                                                                      Continued

       f. Stock-Based Compensation - In accordance with FAS 123, the Company records its stock-based compensation at fair value.

       g. Recently Issued Accounting Pronouncements - Recently issued accounting pronouncements, which the Company has not yet adopted, include: SFAS 130 - Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997; SFAS 131 - Disclosures about Segments of an Enterprise, effective for periods beginning after December 15, 1997; SFAS 132 - Employer's Disclosure about Pensions and Other Postretirement Benefits, effective for fiscal year beginning after December 15, 1997; and SFAS 133 - Accounting for Derivative Instruments and Hedging Activities effective for periods beginning after June 15, 1999.

           The Company has not yet determined the effect, if any, that adoption of these standards will have on the Company's financial statements.


2 -    Income Taxes

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting and the amounts recognized for income tax purposes. The significant components of the deferred tax asset are as follows:

                                                             June 30,

                                                  -----------------------------
                                                       1998            1997

           Assets
             Net operating loss carryforwards     $   2,200,000    $   306,000
             Less:  Valuation allowance               2,200,000        306,000
                                                  -------------    -----------

                                                  $           -              -


       The net deferred tax asset continues to be fully offset by a valuation allowance due to uncertainties surrounding the ultimate realization of those assets. At June 30, 1998, approximately $6,600,000 of net operating loss carryforwards, which expire in various periods through 2012, are available to offset future taxable income. The valuation allowance increased by $1,894,000 as compared to June 30, 1997 due to increased net operating loss carryforwards.


3 -    Stock

       The Company's preferred stock is convertible into the Company's common stock at the rate of 15 shares of preferred for each share of common. No dividends have been declared and there is no dividend requirement. The holders of the preferred stock are entitled to a preference in the event of the Company's liquidation.

                                                                      Continued

4 -    Discontinued Operations, Sale of Subsidiary and
       Related Party Transactions

       On November 21, 1996, (effective October 1, 1996) the Company sold all of the issued and outstanding capital stock of a subsidiary, Remarkable Office Products ("Remarkable") to DPC, a company under common management, for $1,406,250. The president and chief executive officer of the Company is also the president, chief executive officer and principal stockholder of DPC. In connection with the disposal of this wholly-owned subsidiary, the Company realized a gain of approximately $731,512, calculated as the difference between the value received of $1,406,250 and the net assets of $674,738 of Remarkable at October 1, 1996. On June 20, 1997, the Company entered into an agreement with John Patten, a significant stockholder, whereby the Company transferred its rights under the remaining past due $300,000 note receivable from DPC in exchange for Mr. Patten's assumption of the Company's obligation for the USPC note payable of $170,000 to R.M. Engineering discussed below. To date, R.M. Engineering has not released the Company from its obligation under the note payable; accordingly, the liability remains recorded at June 30, 1998. The total gain calculated above has been reduced by this transfer resulting in a net gain on sale of subsidiary of $431,512. Since Remarkable was sold within two years of its acquisition, which was accounted for similar to a pooling of interest, the gain is shown as an extraordinary item. The prior period financial statements have been restated to reflect the discontinued operations of Remarkable.

       As of June 30, 1998, the Company's aggregate net liabilities relating to the discontinued operations of USPC amounted to $170,000, which represents a demand note obligation due to R.M. Engineering relating to a previous equipment purchase. The note is due on demand and bears interest at 4%. The obligation to pay this note has been assumed by Mr. Patten, as previously discussed.

       During the years ended June 30, 1998 and 1997, the Company's results from discontinued operations, excluding the gain on its disposal of Remarkable, consisted of the following:


                      1998
                          Income                      $         -
                          Expenses                              -
                                                      -----------

                                                      $         -


                      1997
                          Income                      $   205,192
                          Expenses                        218,567
                                                      -----------

                                                      $   (13,375)
                                                      -----------

  In connection with his guarantees of various liabilities of the Company and other services rendered, the Company issued 93,316 shares of common stock to Mr. Patten in June, 1997. The related expense of $320,074 is included in other expense.

  The Company leases office space from Remarkable and reimburses it for certain administrative expenses paid on the Company's behalf. During the fiscal year ended June 30, 1998, the Company paid Remarkable $187,655.


5 -    Litigation

  The Company is involved in two lawsuits: Johnson vs. Central Valve Services, et al., relates to shareholders claiming misrepresentations by their investment manager (unconnected to the Company), and Sirco Systems, L.L.C. claims that the Company became a guarantor of a debt of Gulf Coast Powder Coatings, Inc., a former subsidiary of the Company.

  In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.


6 -    Warrants

  The following summarizes the Company's activity:


                                                                     Exercise            Warrants
                                                     Shares          Price             Exercisable

                                                   -----------------------------------------------

        Balance - June 30, 1997                       408,330    $3.00 - $22.50          408,330

           Exercised                                  (88,330)   $3.00
                                                   ----------    --------------

        Balance - June 30, 1998                       320,000    $3.00 - $22.50          320,000


7 -  Agreement for Merger

  On August 21, 1997, the Company formally announced that it had entered into a letter of intent to merge with Polymer Dynamics, Inc. ("PDI"), a high performance materials company. On October 30, 1997, the Company worked toward securing the merger by completing an overseas private placement of common stock pursuant to the exemptions afforded by Regulation S. The Company has received $4,042,960, net of $16,040 of issuance costs, from investors in connection with the transaction, whereby a total of 1,353,000 common shares, par value $.001, were issued for a purchase price of $3.00 per share. Of those amounts received from the offering, $4,000,000 has been remitted to PDI in exchange for unsecured Convertible Subordinated Notes (the "Notes") totaling $4,000,000. The Notes bear interest at an annualized rate of 7%, and originally bore a maturity date of December 30, 1997.

       On March 18, 1998, the Company and PDI entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for transactions that will result in PDI being merged with and into the Company. The company surviving the merger will be a Nevada corporation that will be called Polymer Dynamics, Inc. ("Polymer"). Completion of the merger is subject to, among other things, the approval of the Registrant's and Polymer's stockholders. Under the Merger Agreement, each outstanding share of the Company's common stock shall remain unchanged, and each outstanding share of the Company's preferred stock will be converted into one-fifteenth of a share of the surviving corporation's common stock. Each outstanding share of Polymer's common stock and Series A preferred stock will be converted into a single share of common stock and Series A preferred stock, respectively, of the surviving corporation.

       Based on the Company's evaluation of the credit worthiness of PDI, the Company has decided to fully reserve against the Notes. The Company will not recognize interest income on these notes and will apply any payments received to reduce the principal. The Company is also contingently liable for approximately $25,000 in legal fees related to the proposed merger.

       If the merger is consummated, the transactions will be accounted for as a reverse acquisition whereby PDI will be treated as the acquirer for accounting purposes in a combination similar to a pooling-of-interests. The Notes totaling $4,000,000 will be added to the equity section of Polymer.

       The Company is contingently liable for approximately $25,000 in fees related to the merger.