Form 10QSB
period 1998-09-30
CELESTIAL VENTURES CORP
filed 1999-09-27
CIK 811639

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended: September 30, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
        For the transition period from _______ to _____________.

        Commission file number 33-12613-NY

                         CELESTIAL VENTURES CORPORATION
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

                 NEVADA                                 22-2814206
     -------------------------------             ----------------------
     (State or Other Jurisdiction of               (I.R.S. Employer
      Incorporation or Organization)             Identification Number)

                382 Route 59, Section 310, Monsey, New York 10952
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (914) 369-0132
                ------------------------------------------------
                (Issuer's telephone number, including area code)


         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Check whether the issuer has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  /X/ Yes   / / No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding for each of the issuer's classes of common equity, as of the latest practicable date:

         Number of shares of Common Stock outstanding as of September 30, 1998:
2,785,716

         Transitional Small Business Disclosure Format (check one)   Yes / /
No /X/

===============================================================================

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 Celestial Ventures Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                             September 30,
                                                                  1998
                                                                  ----

Assets:
Current Assets
   Cash                                                         $ 6,417
   Notes Receivable - Polymer Dynamics Inc -
        Net of allowance for
        uncollectible amounts of $4,000,000                      70,000
   Prepaid Expenses and Sundry Receivables                        7,590
                                                                -------
       Total Current Assets                                      84,007
                                                                -------


Total Assets                                                    $84,007
                                                                =======




      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                  September 30,
                                                                       1998
                                                                       ----

Liabilities
Current Liabilities
   Loan payable - shareholder                                     $    10,000
                                                                  -----------
   Total Current Liabilities                                           10,000
                                                                  -----------

Long-Term Liabilities
   Net liabilities of discontinued operations                         170,000
                                                                  -----------
     Total Long-Term Liabilities                                      170,000
                                                                  -----------

Total Liabilities                                                     180,000
                                                                  -----------


Shareholders' Equity
Shareholders' Equity:
   Preferred Stock                                                        259
   Common Stock                                                         2,786
   Additional Paid-In-Capital                                      10,102,351
   Accumulated Deficit                                            (10,219,193)
   Net Income (Loss)                                                   17,804
                                                                  -----------
     Total Shareholders' Equity                                       (95,993)

Total Liabilities and Shareholders' Equity                        $    84,007
                                                                  ===========



      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                                        1998                  1997
                                                                        ----                  ----
Revenues
Sales                                                                 $     --             $      --
                                                                      --------             ---------


Cost of Sales                                                               --                    --
                                                                      --------             ---------


Gross Profit                                                                --                    --


Operating Expenses
   General and Administrative Expenses                                  52,196               148,305
                                                                      --------             ---------

Net (Loss) Before Other Income (Deductions)                            (52,196)             (148,305)
                                                                      --------             ---------


Other Income (Deductions)
   Interest Income                                                      70,000                11,756
                                                                      --------             ---------
     Total Other Income (Deductions)                                    70,000                11,756

Net Income (Loss)                                                     $ 17,804             $(136,549)
                                                                      ========             =========

Net Income (Loss) Per Share                                               $.01                 $(.05)
                                                                          ====                 =====



      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                                        1998                  1997
                                                                        ----                  ----
Cash Flows from Operating Activities
Net Income (Loss)                                                       17,804              (136,549)
                                                                      --------             ---------

Changes in assets and liabilities:
Decrease (increase) in:
   Accounts receivable                                                 (70,000)           (3,606,756)
   Prepaid expenses                                                     (3,795)                   --
Increase (decrease) in:
   Accrued expenses and sundry liabilities                             (13,247)              (13,854)
                                                                      --------            ----------
     Total adjustment                                                  (87,042)           (3,620,610)
                                                                      --------            ----------
       Net cash used in operating activities                           (69,238)           (3,757,159)
                                                                      --------

Cash Flows From Investing Activities:
   Net cash used in investing activities                                    --                    --

Cash Flows From Financing Activities:
   Issuance of common stock                                             75,001             4,154,069
                                                                      --------            ----------
     Net cash provided by financial activities                          75,001             4,154,069
                                                                      --------            ----------

Net increase in cash                                                     5,763               396,910

  Cash beginning of period                                                 654                 6,435
                                                                      --------            ----------

  Cash end of period                                                  $  6,417            $  403,345
                                                                      ========            ==========



      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



                           Celestial Ventures Corporation was organized under the laws of the State of Nevada on January 28, 1987. Effective June 30, 1995, the Company changed its year end from October 31 to June 30.


          NOTE A:         Material Subsequent Events and Contingencies

                          On August 21, 1997, the Company formally announced that it had entered into a letter of intent to merge with Polymer Dynamics, Inc. ("PDI"), a high performance materials company which fits the Company's parameters for a combination candidate. On October 30, 1997, the Company worked towards securing the merger, as well as providing future operating revenue for the Company, by completing an overseas private placement of common stock pursuant to the exemptions afforded by Regulation S. Celestial has received $4,059,000 from investors in connection with the transaction, whereby a total of 1,353,000 common shares, par value $0.001, were issued for a purchase price of $3.00 per share. Of those amounts received from the offering, $4,000,000 has been remitted to PDI in exchange for Convertible Subordinated Notes (the "Notes") totaling $4,000,000. The Notes provide for a maturity date of December 31, 1997 and bear interest at an annualized rate of seven percent (7%). The maturity date was later extended to December 30, 1999. The Company remains confident that the merger will be completed or the Notes will be repaid in full on or before that date.


          NOTE B:         Significant Accounting Policies

                          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1998 is not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         The consolidated balance sheet as of September 30, 1998 and the consolidated statement of operations for the three-months ended September 30, 1998 and 1997 have been derived from the unaudited financial records of the Company. These financial statements reflect all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position and results of operations for the period presented.

Management's Plan of Operation

         The Company's financial condition at September 30, 1998 compared to September 30, 1997 has not changed substantially.

         During the last two fiscal years in particular, the Company has made an effort to dispose of all operating subsidiaries, as well as to remove all non-de minimis liabilities from the Company's financials in order to attract a single, large, profitable, private company with which to potentially merge. Management believes that the sale of its operating subsidiaries has had a positive effect on the Company, as it has positioned the Company to proceed with a proposed combination, pending governmental and stockholder approvals, with Polymer Dynamics, Inc. ("PDI"). See the Company's annual report previously filed with the SEC on Form 10-KSB, for the period ended June 30, 1998 for further details.

         On October 30, 1997, the Company worked towards securing the merger, as well as providing future operating revenue for the Company, by completing an overseas private placement of common stock pursuant to the exemptions afforded by Regulation S. Celestial has received $4,059,000 from investors in connection with the transaction, whereby a total of 1,353,000 common shares, par value $0.001, were issued for a purchase price of $3.00 per share. Of those amounts received from the offering, $4,000,000 has been remitted to PDI in exchange for Convertible Subordinated Notes (the "Notes") totaling $4,000,000. The Notes provide for a maturity date of December 31, 1997 and bear interest at an annualized rate of seven percent (7%). The maturity date was later extended to December 30, 1999. The Company will not recognize any interest income on these notes, and will apply any payments received to reduce the principal.

         On March 18, 1998, the Company and PDI entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") providing for transactions that will result in PDI being merged with and into Registrant. The Company will survive the merger and will continue to exist as a Nevada corporation that will be renamed Polymer Dynamics, Inc. Completion of the merger is subject to, among other things, the approval of the Company's and PDI's stockholders. Under the Merger Agreement each outstanding share of the Company's Common Stock shall remain unchanged, and each outstanding share of Company's Preferred Stock will be converted into one-fifteenth (1/15th) of a share of the surviving corporation's Common Stock. Each outstanding share of PDI's Common Stock and Series A Preferred Stock will be converted into a single share of Common Stock and Series A Preferred Stock, respectively, of the surviving corporation. A copy of the Merger Agreement has been filed as an exhibit to the Company's current report, previously filed with the SEC on Form 8-K, dated March 18, 1998 and is incorporated by reference herewith. The Company and PDI jointly issued a press release dated March 25, 1998 announcing that their boards of directors approved the agreement to merge the two corporations. Based on the current number of shares of the Company's and PDI's capital stock outstanding, upon completion of the merger, the former stockholders of PDI will own approximately 92% of the Common Stock of the surviving corporation. A copy of the press release was also filed as an exhibit to the above referenced current report.

         As of September 30, 1998, the proposed merger had not been consummated. Management remains confident, however, that the transaction will occur upon terms substantially similar to those described above and contained in the Merger Agreement or the Notes will be repaid in full on or before December 30, 1999. Currently, Management anticipates that the consummation of the merger is the more likely outcome. The Company expects significant growth in revenues and shareholder earnings as a result of this potential acquisition and the related transactions.

         Given that the Company is concentrating on consummating the merger with PDI, it does not expect to raise additional funds for operating capital within the next twelve months. Furthermore, upon finalizing the merger, the Company's structure, nature of business, cash requirements, number of employees, etc. will change significantly.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Janet M. Johnson, individually and as Next Friend of Lauren Brel Clark and Eryn Renee Clark, Minors, and as Executor of the Estate of Annie M. Murray vs. Central Valve Services, Inc., Celestial Ventures Corporation, Huermann & Associates, Inc. and Tony Huermann, No. 96-42066, In the District Court of Harris County, Texas, 80th Judicial District.

         The Plaintiffs' First Amended Original Petition was served upon the Company (one of many defendants) on April 23, 1997. The Plaintiffs allege that they were injured as a result of certain misrepresentations made by Tony Heuermann (a Texas investment manager unconnected to the Company) which induced the Plaintiffs into investing monies into the Company and its wholly-owned subsidiary, Central Valve Services, Inc. ("Central"). The alleged investment includes payment for 25,343 (prior to the 1 for 15 reverse split) shares of the Company's common stock as well as numerous promissory notes issued by Central in which Bob Sudderth (former President of the Company) also signed on behalf of Central and the Company as Guarantor. The Plaintiffs claim that these notes are in default and the shares are trading below the promised value. Accordingly, the Plaintiffs now seek damages from the Company (as well as Central, Sudderth and Heuermann) to recoup those monies lost as a result of these alleged false representations and violations of Texas Deceptive Trade Practices Act in the amount of $62,092 plus interest, costs and punitive damages. A partial summary judgment based on default in the amount of $70,000 was awarded but is now being challenged vigorously, as are claims for interest, costs and punitive damages.

         The other parties to the litigation have agreed to address this matter in non-binding mediation. Should the parties fail to resolve this matter by such mediation, and the court schedules a hearing for this matter, the Company intends to defend this action vigorously.

         John L. Patten, a stockholder of the Company, pursuant to an agreement dated August 25, 1997, has agreed to indemnify the Company and hold it harmless for any costs incurred by the Company or for any potential award or settlement that might arise in the future. Mr. Patten has demonstrated to the Company's satisfaction his financial ability to assume such obligation. In consideration of this as well as other assumptions of various liabilities of the Company as well as for other services rendered to the Company, the Company issued 93,316 shares of common stock to Mr. Patten in June, 1997. See the Company's annual report on Form 10-KSB for the period ended June 30, 1997 for further information.

Sirco Systems, LLC vs. Gold Coast Powder Coatings, Inc., Celestial Ventures Corporation, Custom Coatings, Inc., W. G. Dodson, William V. Reynolds, Herbert
W. Reynolds, et al., Civil Action No. CV 98-2215, In the Circuit Court of Jefferson County, Alabama.

         The Plaintiff brought suit in 1998, concerning a contractual dispute with a former subsidiary of the Company, and obtained a judgment against all defendants in the amount of $122,000. The Company is vigorously contesting responsibility for any portion of the judgment through local counsel, and has recently reached an agreement with plaintiff to settle any alleged liabilities. Pursuant to the settlement agreement, the plaintiff is to receive $10,000 and 10,000 shares of the Company's stock held by John L. Patten, a stockholder of the Company. Mr. Patten has agreed to indemnify the Company and hold it harmless for any costs incurred by the Company and for any potential award or settlement that might arise in the future. Mr. Patten has demonstrated to the Company's satisfaction his financial ability to assume such obligation.


W.A. Salzman, et al v. Celestial Ventures Corp., et al., No 98-2948; In the 334th Judicial District of Harris County, Texas. This matter arises our of the sale of T.J. Lingle Company to Celestial Ventures Corp. and Central Valve Company. The allegations involved assert that the assets of T.J. Lingle Company were misrepresented by R.J. Sudderth (former President of the Company). There is a note that plaintiff believed obligated Celestial Ventures Corp. to pay between $400,000 and $500,000, based on these misrepresentations. The Company vigorously disputed this assertion. The Plaintiff, Mr. Salzman, passed away and the case is inactive.

         John L. Patten, a stockholder of the Company has agreed to indemnify the Company and hold it harmless for any costs incurred by the Company or for any potential award or settlement that might arise in the future. Mr. Patten has demonstrated to the Company's satisfaction his financial ability to assume such obligation.

Rouselle, I.D. v. Celestial Ventures Corp., R.J. Sudderth., Individually, and William Salzman, Individually; In the County Court at Law Number Four (4) of Harris County, Texas. No 647763. The Company has been named in the matter, which we believe involves the same business dealings and operative facts involving the sale of T.J. Lingle Co. as the sale described above in the Salzman matter, but involving smaller dollar amounts. According to local counsel, the Company has not yet been properly served in this matter. The Company does not intend to defend vigorously.

         John L. Patten, a stockholder of the Company has agreed to indemnify the Company and hold it harmless for any costs incurred by the Company or for any potential award or settlement that might arise in the future. Mr. Patten has demonstrated to the Company's satisfaction his financial ability to assume such obligation.

Dixie Pine Sales, Inc. V. T.J. Lingle Co. and Celestial Ventures Corp.; In the Judicial District of Harris County, Texas. No 643629. The Company has been named in the matter, which we believe involves similar allegations as the Salzman matter described above, but involving smaller dollar amounts. According to local counsel, the Company has not yet been properly served in this matter. The Company does intend to defend vigorously.

         John L. Patten, a stockholder of the Company has agreed to indemnify the Company and hold it harmless for any costs incurred by the Company or for any potential award or settlement that might arise in the future. Mr. Patten has demonstrated to the Company's satisfaction his financial ability to assume such obligation.

         For additional information, please see the Company's annual reports previously filed with the SEC on Form 10-KSB for the years ended June 30, 1997 and 1998.


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

***       10(c)   -        Stock Option Certificate and Agreement between the Company and Irwin Schneidmill dated
                           September 15, 1995.

****      10(d)   -        Assumption Agreement between John Patten and the Company for the R. M. Engineering
                           note and the Dynamic subordinated note.

****      10(e)   -        Indemnification Agreement between John Patten and the Company for the Johnson vs.
                           Central Valve Services, Inc., et al., litigation.

          10(f)   -        Form of Common Stock Purchase Agreement and Investor Confirmation Letter for the
                           Overseas Private Placement Pursuant to Regulation S.

#         99      -        Celestial Ventures Corporation and Polymer Dynamics, Inc. Press
                           Release dated March 25, 1998.

(b) Reports on Form 8-K - The Registrant did not file any reports on Form 8-K during the last quarter ended September 30, 1997.

Symbols Used in Item 6:
-----------------------

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


                                      CELESTIAL VENTURES CORPORATION


                                      By:  /s/  Irwin Schneidmill
                                           ----------------------
                                           Irwin Schneidmill
                                           President, Chief Executive Officer,
                                           Chief Financial Officer and Director

Dated:  September 24, 1999