Form 10QSB
period 1998-12-31
CELESTIAL VENTURES CORP
filed 1999-09-27
CIK 811639

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: December 31, 1998.

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

         Number of shares of Common Stock outstanding as of December 31, 1998:
2,935,716

         Transitional Small Business Disclosure Format (check one)   Yes / /
No /X/

===============================================================================

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 Celestial Ventures Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                              December 31,
                                                                  1998
                                                                  ----

Assets:
Current Assets
   Cash                                                        $     181
   Notes Receivable - Polymer Dynamics Inc -
        Net of allowance for
        uncollectible amounts of $4,000,000                      140,000
                                                               ---------
   Total Current Assets                                          140,181
                                                               ---------


Total Assets                                                   $ 140,181
                                                               =========


























      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                  December 31,
                                                                      1998
                                                                      ----

Liabilities
Current Liabilities
   Accrued Expenses                                               $     7,595
                                                                  -----------
     Total Current Liabilities                                          7,595


Long-Term Liabilities
   Net liabilities of discontinued operations                         170,000
                                                                  -----------
     Total Long-Term Liabilities                                      170,000

Total Liabilities                                                     177,595
                                                                  -----------

Shareholders' Equity:
   Preferred Stock                                                        259
   Common Stock                                                         2,936
   Additional Paid-In-Capital                                      10,927,201
   Accumulated Deficit                                            (10,219,193)
   Net Income (Loss)                                                 (748,617)
                                                                  -----------
     Total Shareholders' Equity                                       (37,414)
                                                                  -----------

Total Liabilities and Shareholders' Equity                           $140,181
                                                                  ===========





















      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,

                                                                      1998                    1997
                                                                      ----                    ----
Revenues
Sales                                                              $      --               $      --
                                                                   ---------               ---------


Cost of Sales                                                             --                      --
                                                                   ---------               ---------


Gross Profit                                                              --                      --

Operating Expenses
   General and Administrative Expenses                               888,617                 318,170
                                                                   ---------               ---------

Net (Loss) Before Other Income (Deductions)                         (888,617)               (318,170)
                                                                   ---------               ---------

Other Income (Deductions)
   Interest Income                                                   140,000                  81,756
                                                                   ---------               ---------
   Total Other Income (Deductions)                                   140,000                  81,756
                                                                   ---------               ---------



Net (Loss)                                                         $(748,617)              $(236,414)
                                                                   =========               =========

Net (Loss) Per Share                                                   $(.26)                  $(.09)
                                                                       =====                   =====




















      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED DECEMBER 31,

                                                                      1998                   1997
                                                                      ----                   -----
Revenues
Sales                                                              $      --               $      --
                                                                   ---------               ---------


Cost of Sales                                                             --                      --
                                                                   ---------               ---------


Gross Profit                                                              --                      --

Operating Expenses
   General and Administrative Expenses                               836,421                 169,865
                                                                   ---------               ---------

Net (Loss) Before Other Income (Deductions)                         (836,421)               (169,865)
                                                                   ---------               ---------

Other Income (Deductions)
   Interest Income                                                    70,000                  70,000
                                                                   ---------               ---------
   Total Other Income (Deductions)                                    70,000                  70,000
                                                                   ---------               ---------



Net (Loss)                                                         $(766,421)              $ (99,865)
                                                                   =========               =========

Net (Loss) Per Share                                                   $(.26)                  $(.04)
                                                                       =====                  ======





















      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,

                                                                      1998                    1997
                                                                      ----                    ----
Revenues
Sales                                                              $      --               $      --
                                                                   ---------               ---------


Cost of Sales                                                             --                      --
                                                                   ---------               ---------


Gross Profit                                                              --                      --

Operating Expenses
   General and Administrative Expenses                               888,617                 318,170
                                                                   ---------               ---------

Net (Loss) Before Other Income (Deductions)                         (888,617)               (318,170)
                                                                   ---------               ---------

Other Income (Deductions)
   Interest Income                                                   140,000                  81,756
                                                                   ---------               ---------
   Total Other Income (Deductions)                                   140,000                  81,756
                                                                                           ---------



Net (Loss)                                                         $(748,617)              $(236,414)
                                                                   =========               =========

Net (Loss) Per Share                                                   $(.26)                  $(.09)
                                                                       =====                   =====





















      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,

                                                                     1998                    1997
                                                                     ----                    ----
Cash Flows from Operating Activities
Net (Loss)                                                          (748,617)             $ (236,414)
                                                                                           ---------

Changes in assets and liabilities:
Decrease (increase) in:
   Accounts receivable                                              (140,000)             (4,080,371)
   Prepaid expenses                                                    3,795                      --
Increase (decrease) in:
   Accrued expenses and sundry liabilities                           (15,652)                (13,482)
                                                                   ---------              ----------
     Total adjustment                                               (151,857)             (4,093,853)
                                                                   ---------              ----------
       Net cash used in operating activities                        (900,474)             (4,330,267)
                                                                   ---------              ----------

Cash Flows From Investing Activities:
     Net cash used in investing activities                                --                      --

Cash Flows From Financing Activities:
   Issuance of common stock                                          900,001               4,324,065
                                                                   ---------              ----------
     Net cash provided by financial activities                       900,001               4,324,065
                                                                   ---------              ----------

Net (decrease) in cash                                                  (473)                 (6,202)
                                                                   ---------              ----------

  Cash beginning of period                                               654                   6,435
                                                                   ---------              ----------

  Cash end of period                                               $     181              $      233
                                                                   =========              ==========


















      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998



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

          NOTE B:        Significant Accounting Policies

                         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 1998 is not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

          The consolidated balance sheet as of December 31, 1998 and the consolidated statement of operations for the six-months ended December 31, 1998 and 1997 have been derived from the unaudited financial records of the Company. These financial statements reflect all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position and results of operations for the period presented.

Management's Plan of Operation

         The Company's financial condition at December 31, 1998 compared to December 31, 1997 has not changed substantially.

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


                                       CELESTIAL VENTURES CORPORATION


                                       By:  /s/  Irwin Schneidmill
                                            ------------------------------------
                                            Irwin Schneidmill
                                            President, Chief Executive Officer,
                                            Chief Financial Officer and Director



Dated: September 24, 1999