Form 10QSB
period 1999-03-31
CELESTIAL VENTURES CORP
filed 1999-09-27
CIK 811639

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: March 31, 1999.

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

         Number of shares of Common Stock outstanding as of March 31, 1999:
3,235,716

         Transitional Small Business Disclosure Format (check one) Yes___ No X

===============================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                               March 31,
                                                                 1999
                                                               ---------
Assets:
Current Assets
   Cash                                                           $2,612
   Loans and Exchanges                                             3,795
   Notes Receivable - Polymer Dynamics Inc -
        Net of allowance for
        uncollectible amounts of $4,000,000                      370,256
                                                               ---------
   Total Current Assets                                          376,663
                                                               ---------


Total Assets                                                   $ 376,663
                                                               =========





      See Accompanying Notes to Condensed Consolidated Financial Statements

           CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEET

                                                                   March 31,
                                                                      1999
                                                                   ---------

Liabilities
Current Liabilities
   Accrued Expenses                                               $    15,250
                                                                  -----------
   Total Current Liabilities                                           15,250

Long-Term Liabilities
   Net liabilities of discontinued operations                         170,000
                                                                  -----------
     Total Long-Term Liabilities                                      170,000
                                                                  -----------
Total Liabilities                                                     185,250
                                                                  -----------
Shareholders' Equity:
   Preferred Stock                                                        259
   Common Stock                                                         3,236
   Additional Paid-In-Capital                                      12,351,901
   Accumulated Deficit                                            (10,219,193)
   Net Income (Loss)                                               (1,944,790)
                                                                  -----------
     Total Shareholders' Equity                                       191,413
                                                                  -----------

Total Liabilities and Shareholders' Equity                           $376,663
                                                                  ===========





      See Accompanying Notes to Condensed Consolidated Financial Statements

          CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31,



                                                                      1999                   1998
                                                                    -------                --------

Revenues
Sales                                                           $          --            $         --
                                                                   ----------                --------
Cost of Sales                                                              --                 101,150
                                                                   ----------                --------
Gross Profit                                                               --                (101,150)
                                                                   ----------                --------
Operating Expenses
   General and Administrative Expenses                              2,376,546                 219,117
                                                                    ---------                 -------

Net (Loss) Before Other Income (Deductions)                        (2,376,546)               (320,267)
                                                                   ----------                --------
Other Income
   Interest Income                                                    431,756                 151,756
   Gain on sale of subsidiary                                              --                      --
                                                                   ----------                --------
   Total Other Income                                                 431,756                 151,756
                                                                   ----------                --------
Net (Loss) before Taxes                                            (1,944,790)               (168,511)
   Income Taxes                                                            --                    (210)
                                                                   ----------                --------
Net (Loss)                                                        $(1,944,790)              $(168,721)
                                                                  ===========               =========
Net (Loss) Per Share
                                                                        $(.60)                  $(.06)
                                                                   ==========               =========














See Accompanying Notes to Condensed Consolidated Financial Statements

           CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED MARCH 31,



                                                                         1998                    1997
                                                                        -----                   -----

Revenues
Sales                                                            $         --                 $    --
                                                                -------------                --------
Cost of Sales                                                              --                     525
                                                                -------------                --------
Gross Profit                                                               --                    (525)

Operating Expenses
   General and Administrative Expenses                              1,487,929                   1,572
                                                                -------------                --------
Net (Loss) Before Other Income (Deductions)                        (1,487,929)                 (2,097)
                                                                -------------                --------
Other Income
   Interest Income                                                    291,756                  70,000
                                                                -------------                --------
   Total Other Income                                                 291,756                  70,000

Net Profit (Loss) before Taxes                                     (1,196,173)                 67,903
   Income Taxes                                                            --                    (210)
                                                                 ------------                 -------
Net Profit or (Loss)                                              $(1,196,173)                 67,693
                                                                 ============                  ======
Net Profit or (Loss) Per Share
                                                                        $(.37)                   $.02
                                                                        =====                     ===




      See Accompanying Notes to Condensed Consolidated Financial Statements

           CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED MARCH 31,


                                                                       1999                    1998
                                                                      -------                 -------

Cash Flows from Operating Activities
Net (Loss)                                                        $(1,944,790)              $(168,721)
                                                                                            ---------
Changes in assets and liabilities:
Decrease (increase) in:
   Accounts receivable                                               (370,256)             (4,151,756)
   Other                                                                   --                   1,385
Increase (decrease) in:
   Accrued expenses and sundry liabilities                             (7,997)                (11,393)
                                                                    ---------              ----------
     Total adjustment                                                (378,253)             (4,161,764)
                                                                    ---------              ----------
       Net cash used in operating activities                       (2,323,043)             (4,330,485)
                                                                  -----------              ----------

Cash Flows From Investing Activities:
     Net cash used in investing activities                                 --                      --

Cash Flows From Financing Activities:
   Issuance of common stock                                         2,325,001               4,324,065
                                                                    ---------              ----------
     Net cash provided by financial activities                      2,325,001               4,324,065
                                                                    ---------              ----------

Net increase (decrease) in cash                                         1,958                  (6,420)
                                                                    ---------              ----------
  Cash beginning of period                                                654                   6,435
                                                                   ----------               ---------
  Cash end of period                                                   $2,612                     $15
                                                                   ==========               =========





      See Accompanying Notes to Condensed Consolidated Financial Statements

          CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          MARCH 31, 1999

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

ITEM 2. Management's Discussion and Analysis or Plan of Operations.

          The consolidated balance sheet as of March 31, 1999 and the consolidated statement of operations for the nine-months ended March 31, 1999 and 1998 have been derived from the unaudited financial records of the Company. These financial statements reflect all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position and results of operations for the period presented.

Management's Plan of Operation
------------------------------

         The Company's financial condition at March 31, 1999 compared to March 31, 1998 has not changed substantially.

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