Form 10KSB
period 1999-06-30
CELESTIAL VENTURES CORP
filed 2000-03-10
CIK 811639

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended: June 30, 1999.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ________ to ________.
Commission file number 33-12613-NY

                         CELESTIAL VENTURES CORPORATION
             (Exact name of registrant as specified in its charter)

               NEVADA                                 22-2814206
               ------                                 ----------
     (State or other jurisdiction of           (I.R.S. Employer  I.D. Number)
     incorporation or organization)

    382 Route 59, Section 310, Monsey, New York                  10952
    --------------------------------------------                 -----
      (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (914) 369-0132

        Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                      Name of exchange on which registered
   -------------------                      ------------------------------------
Common Stock, par value $.001 per share              None
Preferred Stock, par value $.001 per share           None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant June 30, 1999, based on the average bid and asked price on such date, was approximately $20,223,225.

Number of shares of Common Stock outstanding as of June 30, 1999: 3,235,716. Number of shares of Preferred Stock outstanding as of June 30, 1999: 258,853.

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

PART I

Item I.   Business

         Celestial Ventures Corporation, a Nevada corporation (the "Company"), was incorporated on January 28, 1987. The Company's initial business was the acquisition of real estate and real estate development. The Company is no longer involved in real estate investment or development. Since 1993, the Company has primarily been engaged in the acquisition of businesses, divisions of businesses, or the assets of businesses, that the Company's management identified as having significant potential for business success. These businesses have included valve coating and direct mail subsidiaries in the past. As of June 30, 1997, all of the operating divisions of the Company have been sold. In August 1997, the Company entered into an agreement in principle to merge with a high performance materials company. In March 1998, the Company entered into a definitive agreement. (See "Recent Developments" below.) As of June 30, 1999, the merger has not yet been consummated.

Disposition of Direct Mail Business.

         On November 21, 1996, the Company, effective October 1, 1996, sold all of the issued and outstanding capital stock (the "Shares") of Remarkable Office Products, Inc ("Remarkable") to Dynamic Products Corp. ("Dynamic"), for $1,406,250.00. The assets of Remarkable included equipment, inventory, and accounts receivable. The consideration paid to the Company was as follows: (i) repayment of intercompany balance due to Remarkable as of November 20, 1996 of $106,450.85; (ii) payment on November 21, 1996, of $43,539.15 in cash; (iii) a promissory note for $450,000.00 due February 21, 1997, payment of which was extended until March 21, 1997; and (iv) assumption of certain liabilities of the Registrant totaling $806,250.00. The Company realized a gain of $431,512 on the sale. The purchase price of Remarkable was determined in the manner of an arms length transaction. The principles followed by the parties in determining the consideration were as follows: Shares of Remarkable were valued at book value, and the repayment of intercompany balance on November 20, 1996, the cash payment on November 21, 1996, the note payable due on March 21, 1997, and the assumption of certain liabilities of the Company were each calculated at cash value. An officer, director, and stockholder of the Purchaser is also the President, director and stockholder of the Company. The transaction was unanimously approved and ratified by the Company's Board of Directors in accordance with Nevada corporate law.

         Pursuant to an agreement dated June 20, 1997, the Company agreed to transfer to Mr. John L. Patten, a significant shareholder of the Company, its rights under the remaining past due $300,000 subordinated note receivable from the purchaser in exchange for Mr. Patten's assumption of the Company's obligations for the U.S. Powder Coaters, Inc. note payable of

$170,000 to R.M. Engineering. To date, R.M. Engineering has not released the Company from its obligation under the note payable; accordingly, the liability remained recorded at June 30, 1999. See "Notes to Consolidated Financials." The transaction was unanimously approved and ratified by the Registrant's Board of Directors in accordance with Nevada corporate law.

Recent Developments - Pending Merger; and Private Placement

On August 21, 1997, the Company announced that it had entered into a letter of intent to merge with a high performance materials company which management believed fit the Company's parameters for an acquisition candidate. On October 30, 1997, the Company worked towards securing the acquisition, as well as providing future operating revenue for the Company, by completing an overseas private placement of common stock pursuant to the exemptions afforded by Regulation S. The offering produced total proceeds of $4,059,000 from investors in connection with the transaction, whereby a total of 1,353,000 common shares, par value $0.001, were issued for a purchase price of $3.00 per share. Of the $4,042,960 of the proceeds received from the offering, after payment of $16,040 in costs of the offering, $ 4,000,000 was remitted to Polymer Dynamics, Inc ("Polymer"), the enterprise with which the Company intended to merge, in exchange for promissory notes totaling $4,000,000 originally due December 30, 1997, bearing interest at an annualized rate of seven percent (7%). This maturity date was later extended to December 31, 1999 by written agreement. However, the notes remained unpaid, and the proposed acquisition unconsummated, at June 30, 1999, and the Company has decided to reserve fully against the entire amount of the notes as of that date. The Company will not recognize any interest income on these notes, and will apply any payments received to reduce the principal.

On March 18, 1998, the Company and Polymer entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") providing for transactions that, if consummated, would have resulted in Polymer being merged with and into the Company. Because the conditions to the closing of the merger were not satisfied, the merger agreement terminated by its terms on December 31, 1998. The Company is currently in negotiations with Polymer concerning the repayment of its indebtedness to the Company discussed above.

In the event additional working capital is needed, the Company intends to seek to raise it through the sale of common stock or loans from significant shareholders.

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

Item 3.  Legal Proceedings

Janet M. Johnson, individually and as Next Friend of Lauren Brel Clark and Eryn Renee Clark, Minors and as Executor of the Estate of Annie M. Murray vs. Central Valve Services, Inc., Celestial Ventures Corporation, Heuermann & Associates, Inc. and Tony Heuerman, No. 96-42066, In the District Court of Harris County, Texas, 80th Judicial District.

The Plaintiffs' First Amended Original petition was served upon the Company (one of many defendants) on April 23, 1997. The Plaintiffs allege that they were injured as a result of certain misrepresentations made by Tony Heuermann (a Texas investment manager unconnected to the Company) which induced the Plaintiffs into investing monies into the Company and its wholly-owned subsidiary, Central Valve Services, Inc. ("Central"). The alleged investment includes payment for 25,343 (prior to the 1 for 15 reverse split) shares of the Company's common stock as well as numerous promissory notes issued by Central in which Bob Sudderth (former President of the Company) also signed on behalf of Central and the Company as Guarantor. The Plaintiffs claim that these notes are in default and the shares are trading below the promised value. Accordingly, the Plaintiffs now seek damages from the Company (as well as Central, Sudderth and Heuermann) to recoup these monies lost as a result of these alleged false representations and violations of Texas Deceptive Trade Practices Act in the amount of $62,092 plus interest, costs and punitive damages. A partial summary judgment based on default in the amount of $70,000 was awarded but is now being challenged vigorously, as are claims for interest, costs and punitive damages.

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

The Plaintiff brought suit in 1998, concerning a contractual dispute with a former subsidiary of the Company, and obtained a judgment against all defendants in the amount of $122,000. The Company vigorously contested responsibility for any portion of the judgment through local counsel, and reached an agreement with plaintiff to settle any alleged liabilities. Pursuant to the settlement agreement in October 1999, the plaintiff received $10,000 and 10,000 shares of the Company's stock held by John L. Patten, a stockholder of the Company.

W. A. Salzman, et al., vs. Celestial Ventures Corp., et al., No. 98-2948; in the 334th Judicial District of Harris County, Texas.

This matter arises out of the sale of T. J. Lingle Company to Celestial Ventures Corp. and Central Valve Company. The allegations involved assert that the assets of T. J. Lingle Company were misrepresented by R. J. Sudderth (former President of the Company). There is a note that plaintiff believed obligated Celestial Ventures Corp. to pay between $400,000 and $500,000, based on these misrepresentations. The Company vigorously disputed this assertion. The plaintiff, Mr. Salzman, passed away and the case is inactive.

Rouselle, I. D. vs. Celestial Ventures Corp., R. J. Sudderth., Individually, and William Salzman, Individually; In the County Court at law Number Four (4) of Harris County, Texas, No. 647763.

The Company has been named in the matter which we believe involves the same business dealings and operative facts involving the sale of T. J. Lingle Co. as the sale described above in the Salzman matter, but involving smaller dollar amounts. According to local counsel, the Company has not yet been properly served in this matter.

Dixie Pine Sales, Inc. vs. T. J. Lingle Co. and Celestial Ventures Corp., In the Judicial District of Harris County, Texas, No. 643629.

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

Date                                High Bid                  Low Bid

Fiscal 1998

September 30, 1997                  $6.25                     $6.00
December 31, 1997                   $6.50                     $6.50
March 31, 1998                      $5.25                     $5.25
June 30, 1998                       $5.75                     $5.75

Fiscal 1999

September 30, 1998                  $6.00                     $5.50
December 31, 1998                   $5.38                     $5.00
March 31, 1999                      $5.25                     $4.75
June 30, 1999                       $6.75                     $5.88


         There were approximately 1,643 shareholders of record of the Company's common stock on June 30, 1998.

         The Company has not paid dividends on its Common Stock. The Company intends to retain any future earnings to finance its growth.

Item 6.  Management's Plan of Operation

On August 21, 1997, the Company announced that it had entered into a letter of intent to merge with a high performance materials company which management believed fit the Company's parameters for an acquisition candidate. On October 30, 1997, the Company worked towards securing the acquisition, as well as providing future operating revenue for the Company, by completing an overseas private placement of common stock pursuant to the exemptions afforded by Regulation S. The offering produced total proceeds of $4,059,000 from investors in connection with the transaction, whereby a total of 1,353,000 common shares, par value $0.001, were issued for a purchase price of $3.00 per share. Of the $4,042,960 of the proceeds received from the offering, after payment of $16,040 in costs of the offering, $ 4,000,000 was remitted to Polymer Dynamics, Inc ("Polymer"), the enterprise with which the Company intended to merge, in exchange for promissory notes totaling $4,000,000 originally due December 30, 1997, bearing interest at an annualized rate of seven percent (7%). This maturity date was later extended to December 31, 1999 by written agreement. However, the notes remained unpaid, and the proposed acquisition unconsummated, at June 30, 1999, and the Company has decided to reserve fully against the entire amount of the notes as of that date. The Company will not recognize any interest income on these notes, and will apply any payments received to reduce the principal.

On March 18, 1998, the Company and Polymer entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") providing for transactions that, if consummated, would have resulted in Polymer being merged with and into the Company. Because the conditions to the closing of the merger were not satisfied, the merger agreement terminated by its terms on December 31, 1998. The Company is currently in negotiations with Polymer concerning the repayment of its indebtedness to the Company discussed above.

For the year ended June 30, 1999 the Company issued 300,000 shares of common stock to Mr. John Patten for consulting services to the Company. In addition the Company issued 100,000 shares of common stock to its President, Irwin Schneidmill for director's fees. The value of these services are reflected in the financial statements in general and administrative expenses based on the market value of the securities of the date issued.

In the event additional working capital is needed, the Company intends to seek to raise it through the sale of common stock or loans from significant shareholders.

Effects of Inflation

         The impact of inflation on the Company's plan of operation has not been significant.

Item 7.  Financial Statements

         The response to this Item is submitted as a separate section of this report commencing on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not Applicable.

PART III

Item 9   Directors and Executive Officers of the Registrant

                  The current executive offices and directors of the Company are set forth below:

         Name           Age        Position

Irwin Schneidmill       46         CEO, President, Chief Financial
Officer and Director

Robert W. Trause        57         Director

Mark Wolchock           47         Director



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

                  Irwin Schneidmill has been the President, Chief Executive Officer and the Director of the Company since August 1, 1995. From January 1991 to July 1993, Mr. Schneidmill had been a partner at Cataino & Schneidmill, CPAs, a public accounting firm. From July 1993 to October 1994, Mr. Schneidmill had been the sole stockholder of Irwin Schneidmill, P.C., a public accounting firm. Mr. Schneidmill is currently the President and Chief Executive Officer of America's Shopping Mall, Inc .

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

Item 10. Executive Compensation

Mr. Irwin Schneidmill became the President and Chief Executive Officer of the Company in August, 1995 at an annual salary of $140,000 per annum. Mr. Schneidmill has forgone large portions of his salary and other benefits during fiscal years 1999, 1998 and 1997 in order to assist the Company in meeting its cash flow needs and to support its capital expenditures. In addition, during fiscal year 1997, the Company paid $570 per month for the lease on Mr. Schneidmill's car plus automobile insurance.

The following table discloses for the fiscal years ended June 30, 1999, 1998 and 1997, individual compensation information relating to the Chief Executive Officer of the Company and no other officers of the Company earned in excess of $100,000 during fiscal year 1999.

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
Irwin Schneidmill
Chief Executive Officer &
President

1999                          30,000    0             -              0               0         0          550,000 (3)
1998                          71,669    0             -              0               0         0          318,500 (2)
1997                          0         0             -              0               0         0          0


(1) Mr. Schneidmill has forgone large portions of his salary and other benefits during fiscal years 1999, 1998 and 1997 in order to assist the Company in meeting its cash flow needs and to support its capital expenditures. However, in fiscal 1999 and 1998, he received $30,000 and $71,667 respectively in salary. None of the amounts forgone has been accrued, nor has any forgone amount be treated as deferred compensation.

(2) Based upon the closing price of the Company's Common Stock on September 29, 1997, the date of the grant of 49,000 shares of the Company's Common Stock to Mr. Schneidmill.

(3) Based upon the closing price of the Company's common stock on September 15, 1998, the date of the grant of 100,000 shares of the Company's common stock to Mr. Schneidmill.



                      Option/SAR Grants In Last Fiscal Year
                      -------------------------------------

No option grants were made during fiscal year 1999 to the Executive Officers.

         Aggregated Option/SAR Exercises In Last fiscal Year and F/Y End

                                Option/SAR Values

The following table sets forth information with respect to option exercises and fiscal year-end option values for the Named Executive Officers.

                                                                Number of Unexercised          Value of Unexercised
                                 Shares           Value         Options/SARs                   in-the-money Options/SARs at
                                 Acquired On      Realized      at FY-End                      FY-End (1)(4)
Name                             Exercise (#)     ($) (1)       Exercisable/Unexercisable (3)  Exercisable/Unexercisable
----                             ------------     -------       -----------------------------  -------------------------
Irwin Schneidmill                15,000 (2)       48,750        -0-                                        $0.00/0

(1) Based upon the bid price of the Company's Common Stock on June 30, 1999 of $6.25.
(2) 15,000, adjusted to reflect a 1 for 15 share reverse stock split, effective May, 1996.
(3) No stock appreciation rights ("SAR") were granted in the fiscal year ended June 30, 1999.
(4) The remainder of Mr. Schneidmill's options expired in September 1998.

Employment Agreement

Mr. Schneidmill has entered into a five-year employment agreement dated March 1, 1996 with the Company to act as President and Chief Executive Officer; which provides for an initial annual base salary of $140,000. Mr. Schneidmill has forgone large portions of his compensation and other benefits from the Company during fiscal years 1998, 1997 and 1996 in order to assist the Company in meeting its cash flow needs and to support its capital expenditures. However, during fiscal 1999 and 1998, he received $30,000 and $71,669 respectively, in salary. In addition, for the year ended June 30, 1999 the Company issued 100,000 shares of common stock to Mr. Schneidmill for director's fees.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of March 7, 2000, the record and beneficial ownership of Common Stock of the Company by each officer and director, all officers and directors as a group, and each person known to the Company to own beneficially or of record five percent or more of the outstanding shares of the Company:

                                       Number of                  Percentage
                                       Shares Owned               of Shares
Name and Address                       Beneficially(1)(2)         Outstanding
----------------                       ---------------------      -----------

Five-Percent Stockholders

Ware & Co.                                  700,000                23.84%
c/o Morgan Guaranty Trust
9 West 57th Street 11th Floor
New York, NY 10019


Directors & Executive Officers

Irwin Schneidmill **                        224,165                 6.93%

Cathy Santo **                                4,334                 0.13%

Robert Trause **                             75,000                 2.26%

Mark Wolchock **                              5,000                 0.17%

Officers and directors                      308,499                 9.53%
as a group (4 persons)

---------------------
** The address of each named person is c/o 382 Route 59, Section 310, Monsey, NY 10952.

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

Item 12.  Certain Relationships and Related Transactions

         See "Executive Compensation" for a description of Mr. Schneidmill's employment arrangements and director's compensation.

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

***      10(c)    -        Employment Agreement between Irwin Schneidmill and the Company dated March 1, 1996.


***      10(d)    -        Stock Option  Certificate and Agreement  between the Company and Irwin Schneidmill dated
         September 15, 1995.

+        10(e)    -        Assumption  Agreement  between  John Patten and the  Company  for the R. M.  Engineering
         note and the Dynamic subordinated note.

+        10(f)    -        Indemnification  Agreement  between  John  Patten and the  Company  for the  Johnson vs.
         Central Valve Services, Inc., et al., litigation.

+++      10(g)    -        Informal lease agreement between Remarkable and the Company.

         In accordance with Item 601 (b) (2) of Regulation S-B, the exhibits described in the Table of Contents of Exhibit (2) have not been filed. The Registrant hereby agrees to furnish supplementary copies of such exhibits to the Commission upon request.

(b) Reports on Form 8-K - The Registrant did not file any reports on Form 8-K during the last quarter of the fiscal year ended June 30, 1999.

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

++ Incorporated by reference to the Company's Report on Form 8-K dated March 30, 1998.

+++ Incorporated by reference to the Company's Report on Form 10-KSB for the period ended June 30, 1998.

                                   SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   By:
                                        ------------------------------------
                                        Irwin Schneidmill
                                        President, Chief Executive, and
                                        Financial Officer and a Director


Dated: March 10, 2000


Name                               Title                         Date


------------------------------     President Chief Executive     March 10, 2000
                                   and Financial Officer, and
                                   a Director (Principal
                                   Executive and Financial
                                   Officer)

------------------------------     Director                      March 10, 2000
Robert Trause


------------------------------     Director                      March 10, 2000
Mark Wolchock

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                             June 30, 1999 and 1998

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES

                                Table of Contents

                                                                       Page

Independent Auditors' Report                                            F-2

Consolidated Financial Statements

         Balance Sheet                                                  F-3
                  June 30, 1999

         Statements of Operations                                       F-4
                  For the Years Ended June 30, 1999 and 1998

         Statements of Stockholders'(Deficit)                           F-5
                  For the Years Ended June 30, 1999 and 1998

         Statements of Cash Flows                                       F-6
                  For the Years Ended June 30, 1999 and 1998

Notes to Consolidated Financial Statements                             F-7-12

                              BAUM & COMPANY, P.A.
                          Certified Public Accountants
                        1515 University Drive - Suite 209
                          Coral Springs, Florida 33071
                                 (954) 752-1712

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Celestial Ventures Corporation and Subsidiaries
Monsey, New York

We have audited the accompanying consolidated balance sheet of Celestial Ventures Corporation and Subsidiaries as of June 30, 1999, and the related consolidated statements of operations, stockholders'(deficit), and cash flows for the years ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celestial Ventures Corporation and Subsidiaries as of June 30, 1999, and the results of its operations and its cash flows for the years ended June 30, 1999 and 1998 in conformity with generally accepted accounting principles.

October 11, 1999
Coral Springs, Florida

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  June 30, 1999

Assets

         Current assets
           Cash In                                            $     23,634
                                                              ============

Liabilities and Stockholders (Deficit)
         Current Liabilities
           Accounts payable and accrued expenses              $     15,250
                                                              ------------

Other Liabilities

         Net liabilities of discontinued operations                170,000
                                                              ------------
                                                                   185,250
                                                              ------------

Stockholders'(Deficit)
         Convertible Preferred Stock-$.001 par
            value; authorized 500,000,000 shares,
            issued and outstanding 258,853 shares                      259
         Common Stock-$.001 par value; authorized
            500,000,000 shares, issued and
            outstanding 3,235,716 shares                             3,236
         Additional paid-in capital                             12,351,901
         Accumulated (deficit)                                 (12,517,012)
                                                              ------------

                                                                  (161,616)

                                                              $     23,634
                                                              ============


                 See Notes to Consolidated Financial Statements.

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                               For The Years Ended
                                                                     June 30,
                                                             ------------------------
                                                                  1999         1998
                                                                  ----         ----

Revenues                                                     $     - 0 -  $     - 0 -

Operating (Income) and Expenses

  Selling, general and administrative                          2,437,485      802,829
                                                              ----------   ----------

(Loss) from Operations                                        (2,437,485)    (802,829)
                                                              ----------   ----------

Other Income and (Expense)
 Write-Off of note receivable to Polymer
    Dynamics, Inc.  (Note 6)                                       - 0 -    (4,000,000)

 Recovery of Bad Debt                                            139,666        - 0 -
                                                              ----------   ----------

    Total Other Income and (Expense)                             139,666   (4,000,000)
                                                              ----------   ----------

         Net (Loss)                                           (2,297,819)  (4,802,829)
                                                              ==========   ==========

Weighted Average Common Share Outstanding                      2,930,087    2,406,072
                                                              ----------   ----------

Basic and Diluted (Loss) Per Share from
  Continuing Operations                                       $     (.78)  $    (2.00)
                                                              ----------   ----------

Basic and Diluted Net (Loss) Per Share                        $     (.78)  $    (2.00)
                                                              ----------   ----------




                 See Notes to Consolidated Financial Statements.

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
               For The Years Ended June 30, 1999 and 1998 and 1997

                                         Convertible
                                       Preferred Stock            Common Stock          Additional
                                     -------------------        -------------------      Paid-In       Accumulated
                                     Shares       Amount        Shares       Amount      Capital         Deficit)          Total
                                     ------       ------        ------       ------      -------         --------          -----
Balance-June 30, 1997                258,853   $       259     1,247,869  $     1,248  $ 5,239,938  $ (5,416,364)    $  (174,919)
 Stock issued in overseas
  offering                             - 0 -           -0-     1,353,000        1,353    4,041,607         - 0 -       4,042,960
 Exercise of warrants                  - 0 -           -0-        31,665           32       94,963         - 0 -          94,995
 Exercise of options                   - 0 -           -0-        56,665           57      169,938         - 0 -         169,995
 Stocks issued for directors'
  fees                                 - 0 -           -0-        74,000           74      480,926         - 0 -         481,000

 Net (loss)                            - 0 -           -0-         - 0 -        - 0 -        - 0 -    (4,802,829)     (4,802,829)
                                 -----------   -----------   -----------  -----------  -----------  ------------     -----------
Balance-June 30, 1998                258,853           259     2,763,199        2,764   10,027,372   (10,219,193)       (188,798)
 Exercise of options                                              22,517           22       74,979                        75,001
 Stocks issued for consulting
  fees                                                           300,000          300    1,424,700                     1,425,000
 Stocks issued for directors'
  fees                                                           150,000          150      824,850                       825,000
 Net (loss)                                                                                           (2,297,819)     (2,297,819)

Balance-June 30, 1999                258,853   $       259     3,235,716  $     3,236  $12,351,901  $(12,517,012)    $  (161,616)
                                 ===========   ===========   ===========  ===========  ===========  ============     ===========



                 See Notes to Consolidated Financial Statements.

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                        For The Years Ended
                                                                             June 30,
                                                                    ----------------------------
                                                                        1999        1998
                                                                        ----        ----
Cash Flows from Operating Activities

  Net (loss)                                                        $(2,297,819)    $(4,802,829)
  Adjustments to reconcile net (loss) to net cash
   (used for) operating activities:
         Write-off of advance to Polymer Dynamics, Inc.                   - 0 -       4,000,000
         Expenses paid through the issuance of common stock               - 0 -         481,000
         Decrease in:
           Other receivables                                              3,795           1,205
         Increase (decrease) in:
           Accounts payable and accrued expenses                         14,503         (15,607)
                                                                    -----------     -----------
         Net cash used in continuing operations                      (2,279,521)       (336,231)

Cash Flows from Investing Activities
  Advances to Polymer Dynamics, Inc                                       - 0 -      (4,000,000)
                                                                    -----------     -----------

Cash Flows from Financing Activities
  Proceeds from issuance of common stock                                232,001       4,307,950
  Proceeds of loans from stockholders                                     - 0 -          22,500
  Reduction of loans from stockholders                                   22,500           - 0 -
                                                                    -----------     -----------
                                                                        254,501       4,330,450

Net Increase (Decrease) in Cash                                          22,980          (5,781)
  Cash - beginning of period                                                654           6,435
                                                                    -----------     -----------

  Cash - end of period                                              $    23,634     $       654
                                                                    ============    ===========
Supplemental Disclosures
  Non-cash investing and financing transactions:

    Common stock issued for services                                $ 2,250,000     $     - 0 -
                                                                    ============    ===========


                 See Notes to Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1999

1 -      Business and Summary of Significant Accounting Policies

         Celestial Ventures Corporation ("CVC") was organized under the laws of the State of Nevada on January 28, 1987. CVC purchased a wholly-owned subsidiary on July 1, 1995, Success Direct, Inc., which is the business of Business to Business direct mail marketing in the United States and Canada. In December, 1995, the corporate name of Success Direct, Inc., was changed to Remarkable Office Products, Inc. ("Remarkable"). Effective October 1, 1996, CVC sold Remarkable to Dynamic products Corp ("DPC"). As of June 30, 1997, all of the operating divisions of the Company have been sold.

         Significant accounting policies follow:

         1. Principles of Consolidation - The consolidated financial statements include the accounts of CVC and its subsidiaries (the "Company"). All subsidiaries are included up until their date of disposition. All intercompany accounts and transactions are eliminated upon consolidation.

         2. Income Taxes - Current income taxes are based on the taxable income for the year, as measured by the current year's tax returns. Deferred income taxes arise primarily due to various temporary differences between financial and income tax reporting. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

         3. Earnings Per Share - The Company has adopted the provisions of Statements of Financial Accounting No. 128 Earnings Per Share. Basic earnings per share is computed by dividing the net loss by the weighted average number of shares outstanding during the year. Diluted earnings per share include securities which are convertible into common stock to the extent such inclusion would be dilutive. The Company has applied this standard retroactively for all periods presented. Such retroactive application had no effect on previously reported earnings per share.

         4. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         5. Reclassifications - Various accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year's financial statements. These reclassifications had no impact on the results of operations.

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1999

1 -      Business and Summary of Significant Accounting Policies (Continued)

         6. Stock-Based Compensation - in accordance with FAB 123, the Company records its stock-based compensation at fair value.

         7. Recently Issued Accounting Pronouncements - Recently issued accounting pronouncements, which the Company has not yet adopted, include SFAS 130 - Reporting Comprehensive income, effective for fiscal years beginning after December 15, 1997; SFAS 131 - Disclosures about Segments of an Enterprise, effective for periods beginning after December 15, 1997; SFAS 132 - Employer's Disclosure about Pensions and Other Post-retirement Benefits, effective for fiscal year beginning after December 15, 1997; and SFAS 133 - Accounting for Derivative Instruments and hedging Activities effective for periods beginning after June 15, 1999.

                  The Company has not yet determined the effect, if any, that adoption of these standards will have on the Company's financial statements.

2 -      Income Taxes

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting and the amounts recognized for income tax purposes. The significant components of the deferred tax asset are as follows:

                                                              June 30,
                                                       ------------------------
                                                         1999          1998
                                                         ----          ----

            Assets

             Net operating loss carryforwards          $2,001,934    $2,200,000
             Less:  Valuation allowance                 2,001,934     2,200,000
                                                       ----------    ----------
                                                       $    - 0 -    $    - 0 -
                                                       ==========    ==========

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

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1999

4 -      Discontinued Operations, Sale of Subsidiary and
         Related Party Transactions

         On November 21, 1996, (effective October 1, 1996) the Company sold all of the issued and outstanding capital stock of a subsidiary, Remarkable Office Products ("Remarkable") to DPC a company under common management, for $1,406,250. The president and chief executive officer of the Company is also the president, chief executive officer and principal stockholder of DPC. In connection with the disposal of this wholly-owned subsidiary. The Company realized a gain of approximately $731,512, calculated as the difference between the value received of $1,406,250 and the net assets of $674,738 of Remarkable at October 1, 1996. On June 20, 1997, the Company entered into an agreement with John Patten, a significant stockholder, whereby the Company transferred its rights under the remaining past due $300,000 note receivable from DPC in exchange for Mr. Patten's assumption of the Company's obligation for the USPC note payable of $170,000 to R.M. Engineering discussed below. To date, R.M. Engineering has not released the Company from its obligation under the note payable; accordingly, the liability remains recorded at June 30, 1998. The total gain calculated above has been reduced by this transfer resulting in a net gain on sale of subsidiary of $431,512. Since Remarkable was sold within two years of its acquisition, which was accounted for similar to a pooling of interest, the gain is shown as an extraordinary item. The prior period financial statements have been restated to reflect the discontinued operations of Remarkable.

         As of June 30, 1998, the Company's aggregate net liabilities relating to the discontinued operations of USPC amounted to $170,000, which represents a demand note obligation due to R.M. Engineering relating to a previous equipment purchase. The note is due on demand and bears interest at 4%. The obligation to pay this note has been assumed by Mr. Patten, as previously discussed.

         In connection with his guarantees of various liabilities of the Company and other services rendered, the Company issued 93,316 shares of common stock to Mr. Patten in June, 1997. The related expense of $320,074 is included in other expenses. For the year June 30, 1999, Mr. Patten received 300,000 shares of common stock for consulting services to the Company and its president received 100,000 shares of common stock for Director fees. The value of these services are reflected in the financial statements in general and administrative expenses based on the market value of the securities of the date issued.

         The Company leases office space from D.P.C. And reimburses it for expenses paid on the Company's behalf. During the fiscal year ended June 30, 1999 and 1998, the Company paid D.P.C. $45,540 and $45,540 respectively.

5 -      Litigation

         The Company is involved in various lawsuits: Janet M. Johnson, individually and as Next Friend of Lauren Brel Clark and Eryn Renee Clark, Minors and as Executor of the Estate of Annie M. Murray vs. Central Valve Services, Inc., Celestial Ventures Corporation, Heuermann & Associates, Inc. and Tony Heuerman, No. 96-42066, In the District Court of Harris County, Texas, 80th Judicial District.


<

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1999

5 -      Litigation (Continued)

         The Plaintiffs' First Amended Original petition was served upon the Company (one of many defendants) on April 23, 1997. The Plaintiffs allege that they were injured as a result of certain misrepresentations made by Tony Heuermann (a Texas investment manager unconnected to the Company) which induced the Plaintiffs into investing monies into the Company and its wholly-owned subsidiary, Central Valve Services, Inc. ("Central"). The alleged investment includes payment for 25,343 (prior to the 1 for 15 reverse split) shares of the Company's common stock as well as numerous promissory notes issued by Central in which Bob Sudderth (former President of the Company) also signed on behalf of Central and the Company as Guarantor. The Plaintiffs claim that these notes are in default and the shares are trading below the promised value. Accordingly, the Plaintiffs now seek damages from the Company (as well as Central, Sudderth and Heuermann) to recoup these monies lost as a result of these alleged false representations and violations of Texas Deceptive Trade Practices Act in the amount of $62,092 plus interest, costs and punitive damages. A partial summary judgment based on default in the amount of $70,000 was awarded but is now being challenged vigorously, as are claims for interest, costs and punitive damages.

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

         The plaintiff brought suit in 1998, concerning a contractual dispute with a former subsidiary of the Company, and obtained a judgment against all defendants in the amount of $122,000. The Company is vigorously contesting responsibility for any portion of the judgment through local counsel, and has recently reached an agreement with plaintiff to settle any alleged liabilities. Pursuant to the settlement agreement, the plaintiff is to receive $10,000 and 10,000 shares of the Company's stock held by John I. Patten, a stockholder of the Company. The judgment has been marked satisfied. Mr. Patten has agreed to indemnify the Company and hold it harmless for any costs incurred by the Company or for any potential award or settlement that might arise in the future. Mr. Patten has demonstrated to the Company's satisfaction his financial ability to assume such obligation.

         W. A. Salzman, et al., vs. Celestial Ventures Corp., et al., No. 98-2948; in the 334th Judicial District of Harris County, Texas. This matter arises out of the sale of T. J. Lingle Company to Celestial Ventures Corp. and Cental Valve Company. The allegations involved assert that the assets of T. J. Lingle Company were misrepresented by
         R. J. Sudderth (former President of the Company). There is a note that plaintiff believed obligated Celestial Ventures Corp. to pay between $400,000 and $500,000, based on these

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1999

5 -      Litigation (Continued)

         misrepresentations. The Company vigorously disputed this assertion. The plaintiff, Mr. Salzman, passed away and the case is inactive.

         Rouselle, I. D. vs. Celestial Ventures Corp., R. J. Sudderth., Individually, and William Salzman, Individually; In the County Court at law Number Four (4) of Harris County, Texas, No. 647763. The Company has been named in the matter which we believe involves the same business dealings and operative facts involving the sale of T. J. Lingle Co. as the sale described above in the Salzman matter, but involving smaller dollar amounts. According to local counsel, the Company has not yet been properly served in this matter. The Company does not intend to defend vigorously.

         Dixie Pine Sales, Inc. vs. T. J. Lingle Co. and Celestial Ventures Corp., In the Judicial District of Harris County, Texas, No. 643629. The Company has been named in the matter, which we believe involves similar allegations as the Salzman matter described above, but involving smaller dollar amounts. According to local counsel, the Company has not yet been properly served in this matter. The Company does intend to defend vigorously.

6 -      Agreement for Merger

         On August 21, 1997, the Company formally announced that it had entered into a letter of intent to merge with Polymer Dynamics, Inc. ("PDI"), a high performance materials company. On October 30, 1997, the Company worked toward securing the merger by completing an overseas private placement of common stock pursuant to the exemptions afforded by Regulation S. The Company has received $4,042,960, net of $16,040 of issuance costs, from investors in connection with the transaction, whereby a total of 1,353,000 common shares, par value $.001, were issued for a purchase price of $3.00 per share. Of those amounts received from the offering, $4,000,000 has been remitted to PDI in exchange for unsecured convertible Subordinated Notes (the "Notes") totaling $4,000,000. The Notes bear interest at an annualized rate of 7%, and originally bore a maturity date of December 30, 1997. The maturity date has subsequently been extended to December 31, 1999. The Company remains confident that the merger will be completed or the Notes will be repaid in full on or before that date.

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

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 1999

6 -      Agreement for Merger (Continued)

         Based on the Company's evaluation of the credit worthiness of PDI, the Company has decided to fully reserve against the Notes as of June 30, 1998 and not reflect the accrued interest on these Notes due to the uncertainty of payment. In year ended June 30, 1999, the Company received $221,756 of interest in arrears plus interest received and accrued for the current year of $350,000. The Company is also contingently liable for approximately $25,000 in legal fees related to the proposed merger.

         If the merger is consummated, the transactions will be accounted for as a reverse acquisition whereby PDI will be treated as the acquirer for accounting purposes in a combination similar to a pooling-of-interests. The Notes totaling $4,000,000 will be added to the equity section of Polymer.