Form 10QSB
period 1999-09-30
CELESTIAL VENTURES CORP
filed 2000-03-10
CIK 811639

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended: September 30, 1999.

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES ACT OF 1934
      For the transition period from _______ to _____________.

      Commission file number 33-12613-NY

                        CELESTIAL VENTURES CORPORATION
       (Exact name of Small Business Issuer as specified in its charter)

                   NEVADA                               22-2814206
             -----------------                      -------------------
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

      Check whether the issuer has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _ Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding for each of the issuer's classes of common equity, as of the latest practicable date:


      Number of shares of Common Stock outstanding as of September 30, 1999:
3,330,716

      Transitional Small Business Disclosure Format (check one)  Yes     No  X
                                                                    ----   ----

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                Celestial Ventures Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheet


                                                             September 30,
                                                                      1999
                                                               -----------
Assets:
Current Assets
   Cash                                                     $         (34)
                                                            --------------

      Total Current Assets                                            (34)
                                                            --------------
Total Assets                                                $         (34)
                                                            ==============


Liabilities:
Current Liabilities
   Accrued expenses                                         $      15,250
                                                            -------------
      Total Current Liabilities                                    15,250
                                                            -------------
Long-Term Liabilities
   Net liabilities of discontinued operations                     170,000
                                                            -------------
      Total Long-Term Liabilities                                 170,000
                                                            -------------
Total Liabilities                                                 185,250
                                                            -------------


Shareholders' Equity:
   Preferred Stock                                                    259
   Common Stock                                                     3,236
   Additional Paid-In-Capital                                  12,351,901
   Accumulated Deficit                                       (12,517,012)
   Net Income (Loss)                                             (23,668)
                                                            -------------
      Total Shareholders' Equity                                (185,284)


Total Liabilities and Shareholders' Equity                  $        (34)
                                                            ===============

     See Accompanying Notes to Condensed Consolidated Financial Statements

                CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                   1999            1998
                                                   ----            ----
Revenues
Sales                                            $     --        $     --
                                                  ---------       --------

Cost of Sales                                    $     --        $     --
                                                  ---------       --------

Gross Profit                                           --              --


Operating Expenses
  General and Administrative Expenses                23,668         52,196
                                                  ---------       --------

Net Income (Loss)                                $(23,668)        $(52,196)
                                                  ========        ========

Net Income (Loss) Per Share                         $(.01)           $(.03)
                                                     =====           =====






    See Accompanying Notes to Condensed Consolidated Financial Statements

                CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,


                                                          1999            1998
                                                          ----            ----

Cash Flows from Operating Activities
Net Income (Loss)                                         (23,668)      (52,196)
                                                         --------      --------

Changes in assets and liabilities:
Decrease (increase) in:
  Prepaid expenses                                           --          (3,795)
  Increase (decrease) in:
  Accrued expenses and sundry liabilities                    --            (746)
                                                         --------      --------
     Total adjustment                                        --         (12,500)
                                                         --------      --------
     Net cash used in operating activities                (23,668)      (69,237)
                                                         --------

Cash Flows From Investing Activities:
  Net cash used in investing activities
                                                         --------      --------
Cash Flows From Financing Activities:
  Issuance of common stock                                   --          75,000
                                                         --------      --------
   Net cash provided by financial activities                 --          75,000

                                                         --------      --------
Net increase in cash                                       23,668         5,763

  Cash beginning of period                                 23,634           654
                                                         --------      --------

  Cash end of period                                     $    (34)     $  6,417
                                                         ========      ========






    See Accompanying Notes to Condensed Consolidated Financial Statements

               CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

Celestial Ventures Corporation was organized under the laws of the State of Nevada on January 28, 1987. Effective June 30, 1995, the Company changed its year end from October 31 to June 30.

       NOTE A:    Significant Accounting Policies

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
                  Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 1999 is not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1999.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The consolidated balance sheet as of September 30, 1999 and the consolidated statement of operations for the three-months ended September 30, 1999 and 1998 have been derived from the unaudited financial records of the Company. These financial statements reflect all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position and results of operations for the period presented.

Management's Plan of Operation

The Company's financial condition at September 30, 1999 compared to September 30, 1998 has not changed substantially.

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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 None.



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

*     3(a)  -     Certificate of Incorporation of the Company
*     3(b)  -     Bylaws of the Company

**    4(a)  -     Form of Common Stock Certificate

***   10(a) -     Employment Agreement between Irwin Schneidmill and the
                  Company dated March 1, 1996.

+      10(b) -     Assumption Agreement between John Patten and the Company
                   for the R. M. Engineering note and the Dynamic subordinated note.

+      10(c) -     Indemnification Agreement between John Patten and the
                   Company for the Johnson vs. Central Valve Services, Inc., et al., litigation.

++     10(d) -     Form of Common Stock Purchase Agreement and Investor
                   Confirmation Letter for the Overseas Private Placement
                   Pursuant to Regulation S.



(b) Reports on Form 8-K - The Registrant did not file any reports on Form 8-K during the last quarter ended September 30, 1997.

Symbols Used in Item 6:
----------------------

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

      ++ Incorporated by reference to the Company's Report on Form 10-QSB for the period ended September 30, 1997.

                                   SIGNATURES
                                   ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                        CELESTIAL VENTURES CORPORATION



                                        By:/s/ Irwin Schneidmill
                                           ---------------------------
                                           Irwin Schneidmill
                                           President, Chief Executive Officer,
                                           Chief Financial Officer and Director





Dated:  March 10, 2000