Form 10QSB
period 1999-12-31
CELESTIAL VENTURES CORP
filed 2000-03-10
CIK 811639

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: December 31, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
         For the transition period from _______ to _____________.

         Commission file number 33-12613-NY

                         CELESTIAL VENTURES CORPORATION
         (Exact name of Small Business Issuer as specified in its charter)

                    NEVADA                                    22-2814206
         -------------------------------              --------------------------
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

     Check whether the issuer has: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.    Yes  X  No
        ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding for each of the issuer's classes of common equity, as of the latest practicable date:


     Number of shares of Common Stock outstanding as of December 31, 1999:
3,330,716

     Transitional Small Business Disclosure Format (check one) Yes___ No X

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 Celestial Ventures Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                                    December 31,
                                                                       1999
                                                                   -------------
Assets:
Current Assets
     Cash
                                                                   $       (925)
                                                                   -------------

         Total Current Assets
                                                                           (925)
                                                                   -------------

Total Assets
                                                                   $       (925)
                                                                   =============


Liabilities:
Current Liabilities
     Accrued expenses                                              $     15,250
                                                                   -------------
         Total Current Liabilities                                       15,250
                                                                   -------------

Long-Term Liabilities
     Net liabilities of discontinued operations                         170,000
                                                                   -------------
         Total Long-Term Liabilities                                    170,000
                                                                   -------------

Total Liabilities                                                       185,250
                                                                   -------------


Shareholders' Equity:
     Preferred Stock                                                        259
     Common Stock                                                         3,536
     Additional Paid-In-Capital                                      12,381,601
     Accumulated Deficit                                            (12,517,012)
     Net Income (Loss)                                                  (52,709)
                                                                  --------------
         Total Shareholders' Equity                                    (184,325)
                                                                  --------------

Total Liabilities and Shareholders' Equity                        $        (925)
                                                                  ==============


      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED DECEMBER 31,


                                                 1999                   1998
                                                 ----                   ----
Revenues
Sales                                       $      --              $      --
                                            ---------              ---------

Cost of Sales                                      --                     --
                                            ---------             ----------

Gross Profit                                       --                     --

Operating Expenses
   General and Administrative Expenses         29,041                836,421
                                            ---------              ---------

Net Income (Loss)                           $ (29,041)             $(836,421)
                                            =========              =========

Net Income (Loss) Per Share                     $(.02)                 $(.26)
                                                =====                  =====


      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,


                                               1999                   1998
                                               ----                   ----
Revenues
Sales                                    $       --             $       --
                                         ----------             ----------

Cost of Sales                                    --                     --
                                         ----------             ----------

Gross Profit                                     --                     --

Operating Expenses
   General and Administrative Expenses       52,709                888,617
                                           --------                -------

Net Income (Loss)                          $(52,709)              $(88,617)
                                           ========               ========

Net Income (Loss) Per Share                   $(.02)                 $(.26)
                                              =====                  =====



      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,


                                                      1999                1998
                                                      ----                ----
Cash Flows from Operating Activities
Net Income (Loss)                                  (52,709)           (888,617)
                                                  --------           ---------

Changes in assets and liabilities:
Decrease (increase) in:
   Prepaid expenses                                     --              (3,795)
   Increase (decrease) in:
   Accrued expenses and sundry liabilities              --               6,849
   Loan payable shareholder                             --             (22,500)
                                                  --------           ---------
     Total adjustment                                   --             (11,856)
                                                  --------           ---------
       Net cash used in operating activities       (52,709)           (900,473)
                                                  --------           ---------

Cash Flows From Investing Activities:
   Net cash used in investing activities                --                  --


Cash Flows From Financing Activities:
   Issuance of common stock                          30,000            900,000
                                                   --------          ---------
     Net cash provided by financial activities       30,000            900,000
                                                   --------          ---------

Net increase in cash                                (22,709)              (473)

  Cash beginning of period                           23,634                654
                                                   --------          ---------

  Cash end of period                               $   (925)         $     181
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The consolidated balance sheet as of December 31, 1999 and the consolidated statement of operations for the six-months ended December 31, 1999 and 1998 have been derived from the unaudited financial records of the Company. These financial statements reflect all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position and results of operations for the period presented.

Management's Plan of Operation

The Company's financial condition at December 31, 1999 compared to December 31, 1998 has not changed substantially.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits (numbered in accordance with Item 601 of Regulation S-B).

         Exhibit
         Numbers         Description
         -------         ------------
#        2      -        Agreement and Plan of Merger, dated as of March 18,
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

                                   SIGNATURE



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                           CELESTIAL VENTURES CORPORATION


                                           By /s/ Irwin Schneidmill
                                           ------------------------------------
                                           Irwin Schneidmill
                                           President, Chief Executive Officer,
                                           Chief Financial Officer and Director


March 10, 2000