Form 10QSB
period 2000-03-31
CELESTIAL VENTURES CORP
filed 2000-06-06
CIK 811639

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: March 31, 2000.

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

                                 (914) 369-0132
                                  -------------
                (Issuer's telephone number, including area code)



         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

   Check whether the issuer has: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  X Yes   No
         ---   ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding for each of the issuer's classes of common equity, as of the latest practicable date:

   Number of shares of Common Stock outstanding as of March 31, 2000:  3,330,716


   Transitional Small Business Disclosure Format (check one) Yes    No X
                                                                ---   ---

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                  March 31,
                                                     2000
                                                  --------
Assets:
Current Assets

   Cash                                             $5,740
                                                     -----
   Total Current Assets                               5,740
                                                     ------


Total Assets                                        $ 5,740
                                                     ------




      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                   March 31,
                                                                       2000

Liabilities
Current Liabilities
   Accrued Expenses                                                $     13,000
   Notes Payable                                                         12,387
                                                                   ------------
   Total Current Liabilities                                             25,387


Long-Term Liabilities
   Net liabilities of discontinued operations                           170,000
                                                                   ------------
     Total Long-Term Liabilities                                        170,000

Total Liabilities                                                       195,387
                                                                   ------------

Shareholders' Equity:
   Preferred Stock                                                          259
   Common Stock                                                           3,536
   Additional Paid-In-Capital                                        12,381,601
   Accumulated Deficit                                              (12,517,012)
   Net Income (Loss)                                                    (58,031)
                                                                   ------------
     Total Shareholders' Equity                                        (189,647)
                                                                   ------------
Total Liabilities and Shareholders' Equity                         $      5,740
                                                                   ============




      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE NINE MONTHS ENDED MARCH 31,

                                                     2000              1999
                                                  -----------       -----------
Revenues
Sales                                            $         --      $         --
                                                  -----------       -----------
Cost of Sales                                              --                --
                                                  -----------       -----------
Gross Profit                                               --                --
                                                  -----------       -----------

Operating Expenses
   General and Administrative Expenses                 58,031         2,376,546
                                                  -----------       -----------

Net (Loss) Before Other Income (Deductions)           (58,031)       (2,376,546)
                                                  -----------      -----------
Other Income
   Interest Income                                         --           431,756
                                                  -----------       -----------
   Total Other Income                                      --           431,756
                                                  -----------       -----------

Net (Loss) before Taxes                               (58,031)       (1,944,790)
                                                  -----------       -----------
   Income Taxes                                            --                --
                                                  -----------       -----------
Net (Loss)                                            (58,031)      $(1,944,790)
                                                  ===========       ===========
Net (Loss) Per Share                              $      (.02)      $      (.60)
                                                  ===========       ===========



      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                      2000              1999
                                                  -----------       -----------
Revenues
Sales                                            $         -- $              --
                                                  -----------       -----------
Cost of Sales                                              --                --
                                                  -----------       -----------

Gross Profit                                               --                --

Operating Expenses
   General and Administrative Expenses                 (5,322)        1,487,929
                                                  -----------       -----------
Net (Loss) Before Other Income (Deductions)            (5,322)       (1,487,929)
                                                  -----------       -----------

Other Income
   Interest Income                                         --           291,756
                                                  -----------       -----------
   Total Other Income                                      --           291,756
                                                  -----------

Net Profit (Loss) before Taxes                         (5,322)       (1,196,173)
                                                  -----------
   Income Taxes                                            --                --
                                                  -----------       -----------
Net Profit or (Loss)                                   (5,322)      $(1,196,173)
                                                  ===========       ===========

Net Profit or (Loss) Per Share                    $      (.01)      $      (.37)
                                                  ===========       ===========


      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31,

                                                       2000            1999
                                                    -----------       -----------
Cash Flows from Operating Activities
Net (Loss)                                          $   (58,031)      $(1,944,790)
                                                    -----------       -----------

Changes in assets and liabilities:
Decrease (increase) in:
   Accounts receivable                                       --          (370,256)

Increase (decrease) in:

   Accrued expenses and sundry liabilities               10,137            (7,997)
                                                    -----------       -----------
     Total adjustment                                    10,137          (378,253)
                                                    -----------       -----------
       Net cash used in operating activities            (47,894)       (2,323,043)
                                                    -----------       -----------

Cash Flows From Investing Activities:
     Net cash used in investing activities                   --                --

Cash Flows From Financing Activities:
   Issuance of common stock                              30,000         2,325,001
                                                    -----------       -----------
     Net cash provided by financial activities           30,000         2,325,001
                                                    -----------       -----------

Net increase (decrease) in cash                         (17,894)            1,958
                                                    -----------       -----------
  Cash beginning of period                               23,634               654
                                                    -----------       -----------
  Cash end of period                                $     5,740       $     2,612
                                                    ===========       ===========



      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000

                           Celestial Ventures Corporation was organized under the laws of the State of Nevada on January 28, 1987. Effective June 30, 1995, the Company changed its year end from October 31 to June 30.

          NOTE A:         Significant Accounting Policies

                         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2000 is not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

          The consolidated balance sheet as of March 31, 2000 and the consolidated statement of operations for the nine-months ended March 31, 2000 and 1999 have been derived from the unaudited financial records of the Company. These financial statements reflect all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position and results of operations for the period presented.

Management's Plan of Operation

The Company's financial condition at March 31, 2000 compared to March 31, 1999 has not changed substantially.

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