Form 10KSB
period 2000-06-30
CELESTIAL VENTURES CORP
filed 2000-11-16
CIK 811639

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended: June 30, 2000.

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
    1934 (NO FEE REQUIRED)
    For the transition period from ________ to ________.

    Commission file number 33-12613-NY

                         CELESTIAL VENTURES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEVADA                                           22-2814206
-------------------------------                   ------------------------------
(State or other jurisdiction of                   (I.R.S. Employer  I.D. Number)
incorporation or organization)

    600 E Crescent Ave Suite 202 Upper Saddle River NJ              07458
    ---------------------------------------------------           ----------
         (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (201) 934-2100

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                         Name of exchange on which registered
-------------------                         ------------------------------------
Common Stock, par value $.001 per share                 None
Preferred Stock, par value $.001 per share              None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant June 30, 2000, based on the average bid and asked price on such date, was approximately $14,372,039.

Number of shares of Common Stock outstanding as of June 30, 2000: 3,330,716. Number of shares of Preferred Stock outstanding as of June 30, 2000: 258,853

No annual reports to security holders, proxy or information statements, or prospectuses filed pursuant. Rule 424(b) or (c) have been incorporated by reference in this report.

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

     Pursuant to an agreement dated June 20, 1997, the Company agreed to transfer to Mr. John L. Patten, a significant shareholder of the Company, its rights under the remaining past due $300,000 subordinated note receivable from the purchaser in exchange for Mr. Patten's assumption of the Company's obligations for the U.S. Powder Coaters, Inc. note payable of $170,000 to R.M. Engineering. To date, R.M. Engineering has not released the Company from its obligation under the note payable; accordingly, the liability remained recorded at June 30, 2000. See "Notes to Consolidated Financials." The transaction was unanimously approved and ratified by the Registrant's Board of Directors in accordance with Nevada corporate law.

Recent Developments - Pending Merger; and Private Placement


On August 21, 1997, the Company announced that it had entered into a letter of intent to merge with a high performance materials company which management believed fit the Company's parameters for an acquisition candidate. On October 30, 1997, the Company worked towards securing the acquisition, as well as providing future operating revenue for the Company, by completing an overseas private placement of common stock pursuant to the exemptions afforded by Regulation S. The offering produced total proceeds of $4,059,000 from investors in connection with the transaction, whereby a total of 1,353,000 common shares, par value $0.001, were issued for a purchase price of $3.00 per share. Of the $4,042,960 of the proceeds received from the offering, after payment of $16,040 in costs of the offering, $ 4,000,000 was remitted to Polymer Dynamics, Inc ("Polymer"), the enterprise with which the Company intended to merge, in exchange for promissory notes totaling $4,000,000 originally due December 30, 1997, bearing interest at an annualized rate of seven percent (7%). This maturity date was later extended to December 31, 1999 by written agreement. However, the notes remained unpaid, and the proposed acquisition unconsummated, at June 30, 2000, and the Company has decided to reserve fully against the entire amount of the notes as of that date. The Company will not recognize any interest income on these notes, and will apply any payments received to reduce the principal.

On March 18, 1998, the Company and Polymer entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") providing for transactions that, if consummated, would have resulted in Polymer being merged with and into the Company. Because the conditions to the closing of the merger were not satisfied, the merger agreement terminated by its terms on December 31, 1998. The Company, pursuant to the loan agreement, has exercised their rights to convert all of the outstanding debt plus accrued interest into common stock of Polymer Dynamics.

In the event additional working capital is needed, the Company intends to seek to raise it through the sale of common stock or loans from significant shareholders.


Item 2.  Properties


The Company maintains its corporate headquarters at 600 E Crescent Avenue Suite 202 Upper Saddle River, New Jersey, 07458. This facility is currently leased by the holding company of The Remarkable Group, Inc., which expires on December 31, 2004 and provides for an option to renew for one five-year period. Although there is no formal sublease agreement between the Company and Remarkable, the Company has agreed to reimburse Remarkable for any use of the space by the Company as well as for the use of Remarkable's personnel.


Item 3.  Legal Proceedings

Janet M. Johnson, individually and as Next Friend of Lauren Brel Clark and Eryn Renee Clark, Minors and as Executor of the Estate of Annie M. Murray vs. Central Valve Services, Inc., Celestial Ventures Corporation, Heuermann & Associates, Inc. and Tony Heuerman, No. 96-42066, In the District Court of Harris County, Texas, 80th Judicial District.


The Plaintiffs' First Amended Original petition was served upon the Company (one of many defendants) on April 23, 1997. The Plaintiffs allege that they were injured as a result of certain misrepresentations made by Tony Heuermann (a Texas investment manager unconnected to the Company) which induced the Plaintiffs into investing monies into the Company and its wholly-owned subsidiary, Central Valve Services, Inc. ("Central"). The alleged investment includes payment for 25,343 (prior to the 1 for 15 reverse split) shares of the Company's common stock as well as numerous promissory notes issued by Central in which Bob Sudderth (former President of the Company) also signed on behalf of Central and the Company as Guarantor. The Plaintiffs claim that these notes are in default and the shares are trading below the promised value. Accordingly, the Plaintiffs now seek damages from the Company (as well as Central, Sudderth and Heuermann) to recoup these monies lost as a result of these alleged false representations and violations of Texas Deceptive Trade Practices Act in the amount of $62,092 plus interest, costs and punitive damages. A partial summary judgment based on default in the amount of $70,000 was awarded but is now being challenged vigorously, as are claims for interest, costs and punitive damages. Pursuant to a settlement agreement in October 2000, the Plaintiff received $50,000 as full settlement of all outstanding claims.


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

W. A. Salzman, et al., vs. Celestial Ventures Corp., et al., No. 98-2948; in the 334th Judicial District of Harris County, Texas.

This matter arises out of the sale of T. J. Lingle Company to Celestial Ventures Corp. and Central Valve Company. The allegations involved an assertion that the assets of T. J. Lingle Company were misrepresented by R. J. Sudderth (former President of the Company). There is a note that plaintiff believed obligated Celestial Ventures Corp. to pay between $400,000 and $500,000, based on these misrepresentations. The Company vigorously disputed this assertion. The plaintiff, Mr. Salzman, passed away and the case is inactive.

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

Date                               High Bid            Low Bid
----                               --------            -------

Fiscal 1999
September 30, 1998                  $6.00               $5.50
December 31, 1998                   $5.38               $5.00
March 31, 1999                      $5.25               $4.75
June 30, 1999                       $6.75               $5.88


Fiscal 2000
September 30, 1999                  $5.75               $5.75
December 31, 1999                   $6.00               $5.75
March 31, 2000                      $5.00               $5.00
June 30, 2000                       $4.38               $4.25



         There were approximately 1,639 shareholders of record of the Company's common stock on June 30, 2000.

         The Company has not paid dividends on its Common Stock. The Company intends to retain any future earnings to finance its growth.


Item 6.  Management's Plan of Operation


On August 21, 1997, the Company announced that it had entered into a letter of intent to merge with a high performance materials company which management believed fit the Company's parameters for an acquisition candidate. On October 30, 1997, the Company worked towards securing the acquisition, as well as providing future operating revenue for the Company, by completing an overseas private placement of common stock pursuant to the exemptions afforded by Regulation S. The offering produced total proceeds of $4,059,000 from investors in connection with the transaction, whereby a total of 1,353,000 common shares, par value $0.001, were issued for a purchase price of $3.00 per share. Of the $4,042,960 of the proceeds received from the offering, after payment of $16,040 in costs of the offering, $ 4,000,000 was remitted to Polymer Dynamics, Inc ("Polymer"), the enterprise with which the Company intended to merge, in exchange for promissory notes totaling $4,000,000 originally due December 30, 1997, bearing interest at an annualized rate of seven percent (7%). This maturity date was later extended to December 31, 1999 by written agreement. However, the notes remained unpaid, and the proposed acquisition unconsummated, at June 30, 2000, and the Company has decided to reserve fully against the entire amount of the notes as of that date. The Company will not recognize any interest income on these notes, and will apply any payments received to reduce the principal.

On March 18, 1998, the Company and Polymer entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") providing for transactions that, if consummated, would have resulted in Polymer being merged with and into the Company. Because the conditions to the closing of the merger were not satisfied, the merger agreement terminated by its terms on December 31, 1998. The Company, pursuant to the loan agreement, has exercised their rights to convert all of the outstanding debt plus accrued interest into common stock of Polymer Dynamics.


For the year ended June 30, 2000 the Company issued 95,000 shares of common stock to Mr. John Patten for consulting services to the Company. The value of these services are reflected in the financial statements in general and administrative expenses based on the market value of the securities of the date issued.


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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not Applicable.

                                    PART III

Item 9   Directors and Executive Officers of the Registrant


     The current executive offices and directors of the Company are set forth below:

       Name              Age         Position
       ----              ---         --------
Irwin Schneidmill        47          CEO, President, Chief Financial Officer and
                                     Director

Robert W. Trause         58          Director

Mark Wolchock            48          Director


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

Item 10. Executive Compensation

Mr. Irwin Schneidmill became the President and Chief Executive Officer of the Company in August, 1995 at an annual salary of $140,000 per annum. Mr. Schneidmill has forgone large portions of his salary and other benefits during fiscal years 2000, 1999, and 1998 in order to assist the Company in meeting its cash flow needs and to support its capital expenditures.

The following table discloses for the fiscal years ended June 30, 2000, 1999, and 1998, individual compensation information relating to the Chief Executive Officer of the Company and no other officers of the Company earned in excess of $100,000 during fiscal year 2000.


                           Summary Compensation Table

                                           Annual Compensation                         Long Term Compensation
                                                  Other Annual   Restricted      Options     LTIP       All Other
Name and                      Salary    Bonus     Compensation   Stock Awards     /SARS     Payouts    Compensation
Principal Position            ($)/(1)    ($)           ($)            ($)            ($)       ($)             0
------------------            ------    -----      ------------   ------------    -------    -------    ------------
Irwin Schneidmill
Chief Executive Officer &
President
2000                               0       0             -              0              0         0              0
1999                          30,000       0             -              0              0         0        550,000(3)
1998                          71,667       0             -              0              0         0        318,500(2)


(1) Mr. Schneidmill has forgone large portions of his salary and other benefits during fiscal years 2000, 1999 and 1998 in order to assist the Company in meeting its cash flow needs and to support its capital expenditures. However, in fiscal 1999 and 1998, he received $30,000 and $71,667 respectively in salary. None of the amounts forgone has been accrued, nor has any forgone amount be treated as deferred compensation.

(2) Based upon the closing price of the Company's Common Stock on September 29, 1997, the date of the grant of 49,000 shares of the Company's Common Stock to Mr. Schneidmill.


(3) Based upon the closing price of the Company's common stock on September 15, 1998, the date of the grant of 100,000 shares of the Company's common stock to Mr. Schneidmill.

                      Option/SAR Grants In Last Fiscal Year

No option grants were made during fiscal year 2000 to the Executive Officers.


         Aggregated Option/SAR Exercises In Last fiscal Year and F/Y End
                                Option/SAR Values

No stock appreciation rights ("SAR") were granted in the fiscal year ended June 30, 2000.


Employment Agreement

Mr. Schneidmill has entered into a five-year employment agreement dated March 1, 1996 with the Company to act as President and Chief Executive Officer; which provides for an initial annual base salary of $140,000.

Mr. Schneidmill has forgone large portions of his compensation and other benefits from the Company during fiscal years 2000, 1999, 1998 and 1997 in order to assist the Company in meeting its cash flow needs and to support its capital expenditures. However, during fiscal 1999 and 1998, he received $30,000 and $71,669 respectively, in salary. In addition, for the year ended June 30, 1999 the Company issued 100,000 shares of common stock to Mr. Schneidmill for director's fees.

Item 11. Security Ownership of Certain Beneficial Owners and Management

       The following table sets forth, as of November 14, 2000, the record and beneficial ownership of Common Stock of the Company by each officer and director, all officers and directors as a group, and each person known to the Company to own beneficially or of record five percent or more of the outstanding shares of the Company:


                                                Number of          Percentage
                                              Shares Owned          of Shares
Name and Address                           Beneficially(1)(2)      Outstanding
----------------                           ------------------      -----------

Five-Percent Stockholders

Ware & Co.                                     700,000                21.02%
c/o Morgan Guaranty Trust
9 West 57th Street 11th Floor
New York, NY 10019


Directors & Executive Officers


Irwin Schneidmill **                           224,165                 6.73%

Cathy Santo **                                   4,334                 0.13%

Robert Trause **                                75,000                 2.25%


Mark Wolchock **                                 5,000                 0.15%


Officers and directors                         308,499                 9.26%
as a group (4 persons)

---------------------

** The address of each named person is c/o 600 E Crescent Avenue Suite 202 Upper Saddle River, NJ 07458.

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

**       10(b)  -  Purchase Agreement between the Company and Valves
                   International, Inc., Central Valve Services, Inc, Alloy Valve
                   International, Inc.(d/b/a CVC International and/or T.J.
                   Lingle International) (collectively, the "Subsidiaries") and
                   ATCO Corporation for the purchase of the Subsidiaries by ATCO
                   Corporation, dated August 31, 1995.


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

(b) Reports on Form 8-K - The Registrant did not file any reports on Form 8-K during the last quarter of the fiscal year ended June 30, 2000.

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

                                            CELESTIAL VENTURES CORPORATION.

                                            By: _________________________
                                                Irwin Schneidmill
                                                President, Chief Executive, and
                                                Financial Officer and a Director


Dated:  November 14, 2000

Name                                      Title                                             Date
                                          President Chief Executive                   November 14, 2000
------------------------------------      and Financial Officer, and
Irwin Schneidmill                         a Director (Principal
                                          Executive and Financial Officer)





                                            Director                                    November 14, 2000
------------------------------------
Robert Trause



                                            Director                                    November 14, 2000
------------------------------------
Mark Wolchock

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                        Consolidated Financial Statements
                             June 30, 2000 and 1999

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES



                                Table of Contents




                                                                       Page

Independent Auditors' Report                                            F-2

Consolidated Financial Statements
                                                                        F-3
         Balance Sheet
                  June 30, 2000
                                                                        F-4
         Statements of Operations
                  For the Years Ended June 30, 2000 and 1999

         Statements of Stockholders'(Deficit)                           F-5
                  For the Years Ended June 30, 2000 and 1999

         Statements of Cash Flows                                       F-6
                  For the Years Ended June 30, 2000 and 1999

Notes to Consolidated Financial Statements                              F-7-9





                              BAUM & COMPANY, P.A.

                              BAUM & COMPANY, P.A.
                          Certified Public Accountants
                        1515 University Drive - Suite 209
                          Coral Springs, Florida 33071
                                 (954) 752-1712



                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Celestial Ventures Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheet of Celestial Ventures Corporation and Subsidiaries as of June 30, 2000, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celestial Ventures Corporation and Subsidiaries as of June 30, 2000, and the results of its operations and its cash flows for the years ended June 30, 2000 and 1999 in conformity with generally accepted accounting principles.



November 3, 2000
Coral Springs, Florida

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  June 30, 2000





Assets
     Current assets
         Cash In Bank                                         $         90
                                                              ============

Liabilities and Stockholders' (Deficit)
     Current Liabilities
     Accounts payable and accrued expenses                    $     18,169
         Note payable - stockholder                                 13,000
                                                              ------------
                                                                   31, 169

     Other Liabilities
         Net liabilities of discontinued operations                170,000
                                                              ------------

     Total liabilities                                             201,169
                                                              ------------


Stockholders' (Deficit)
     Convertible Preferred Stock-$.001 par
        value; authorized 500,000,000 shares,
        issued and outstanding 258,853 shares                          259
     Common Stock-$.001 par value; authorized
        500,000,000 shares, issued and
        outstanding 3,330,716 shares                                 3,331
     Additional paid-in capital                                 12,700,556
     Accumulated (deficit)                                     (12,905,225)
                                                              ------------
         Total Stockholders' (Deficit)                            (201,079)
                                                              ------------

     Total Liabilities and Stockholders' (Deficit)            $         90
                                                              ============

                 See Notes to Consolidated Financial Statements.
                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                   For The Years Ended
                                                        June 30,
                                                 2000               1999
                                             --------------------------------

Revenues                                     $      - 0 -       $       - 0 -

Operating (Income) and Expenses
     Selling, general and administrative          388,213           2,437,485
                                             ------------       -------------


(Loss) from Operations                           (388,213)         (2,437,485)
                                             ------------       -------------

Other Income and (Expense)
     Recovery of Bad Debt                           - 0 -             139,666
                                             ------------       -------------

    Total Other Income and (Expense)                - 0 -             139,666
                                             ------------       -------------

         Net (Loss)                              (388,213)         (2,297,819)
                                             ============       =============


Weighted Average Common Share Outstanding       3,314,466           2,930,087
                                             ------------       -------------

Basic and Diluted (Loss) Per Share from
  Continuing Operations                      $       (.18)      $        (.78)
                                             ------------       -------------

Basic and Diluted Net (Loss) Per Share       $       (.18)      $        (.78)
                                             ------------       -------------






                 See Notes to Consolidated Financial Statements.

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                   For The Years Ended June 30, 2000 and 1999

                                                Convertible
                                              Preferred Stock            Common Stock      Additional
                                           ---------------------   -----------------------   Paid-In       Accumulated
                                             Shares      Amount      Shares        Amount    Capital        (Deficit)       Total
                                            --------    --------    --------      -------- ----------      -----------     -------
Balance-June 30, 1998                       258,853      $  259    2,763,199      $  2,764  $10,027,372   $(10,219,193) $  (188,798)
     Exercise of options                                              22,517            22       74,979                      75,001
     Stocks issued for consulting fees                               300,000           300    1,424,700                   1,425,000
     Stocks issued for directors' fees                               150,000           150      824,850                     825,000
     Net (loss)                                                                                             (2,297,819)  (2,297,819)

Balance-June 30, 1999                       258,853         259    3,235,716         3,236   12,351,901    (12,517,012)    (161,616)
     Stocks issued for indemnification
         of corporate liabilities                                     75,000            75      318,675                     318,750
     Stocks issued for satisfaction
         of debt                                                      20,000            20       29,980                      30,000
     Net (loss)                                                                                               (388,213)    (388,213)
                                          ---------      ------    ---------      --------  -----------   ------------   ----------

Balance-June 30, 2000                       258,853      $  259    3,330,716      $  3,331  $12,700,556   $ 12,905,225   $ (201,079)
                                          =========      ======    =========      ========  ===========   ============   ==========

                 See Notes to Consolidated Financial Statements.

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                              For The Years Ended
                                                                                                    June 30
                                                                                          -----------------------------
                                                                                              2000            1999
                                                                                             ------          ------
Cash Flows from Operating Activities
     Net (loss)                                                                           $ (388,213)      $(2,297,819)
     Adjustments to reconcile net (loss) to net cash (used for) operating activities:
     Issuance of common stock for indemnification of debt                                    318,750               -0-
     Issuance of common stock for satisfaction of debt                                        30,000               -0-
     Decrease in:
         Other receivables                                                                     - 0 -             3,795
     Increase in:
         Accounts payable and accrued expenses                                                 2,919            14,503
                                                                                          ----------       -----------
     Net cash used in continuing operations                                                  (36,544)       (2,279,521)


Cash Flows from Financing Activities
     Proceeds from issuance of common stock                                                    - 0 -           232,001
     Proceeds of loans from  stockholders                                                     13,000             - 0 -
     Reduction of loans from  stockholders                                                     - 0 -            22,500
                                                                                          ----------       -----------
                                                                                              13,000           254,501
                                                                                          ----------       -----------

Net Increase (Decrease) in Cash                                                               23,544            22,980

     Cash - beginning of period                                                               23,634               654
                                                                                          ----------       -----------
     Cash - end of period                                                                 $       90       $    23,634
                                                                                          ==========       ===========
Supplemental Disclosures
     Non-cash investing and financing transactions:

    Common stock issued for services                                                      $  348,750       $ 2,250,000
                                                                                          ==========       ===========

                 See Notes to Consolidated Financial Statements.

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000


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

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000

2 -  Income Taxes

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting and the amounts recognized for income tax purposes. The significant components of the deferred tax asset are as follows:


                                                              June 30,
                                                    ----------------------------
                                                       2000              1999
                                                      ------            ------

         Assets
          Net operating loss carryforwards         $ 2,390,147        $2,001,934
          Less:  Valuation allowance                 2,390,147         2,001,934
                                                   -----------        ----------
                                                   $     - 0 -        $    - 0 -
                                                   ===========        ==========

     The net deferred tax asset continues to be fully offset by a valuation allowance due to uncertainties surrounding the ultimate realization of those assets.

3 - Capital

     The Company's preferred stock is convertible into the Company's common stock at the rate of 15 shares of preferred for each share of common. No dividends have been declared and there is no dividend requirement. The holders of the preferred stock are entitled to a preference in the event of the Company's liquidation.

4 -  Related Party Transactions

     On June 20, 1997, the Company entered into an agreement with John Patten, a significant stockholder, whereby the Company transferred its rights under the remaining past due $300,000 note receivable from DPC in exchange for Mr. Patten's assumption of the Company's obligation for the USPC note payable of $170,000 to R.M. Engineering discussed below. To date, R.M. Engineering has not released the Company from its obligation under the note payable; accordingly, the liability remains recorded at June 30, 2000.

     As of June 30, 2000, the Company's aggregate net liabilities relating to the discontinued operations of USPC amounted to $170,000, which represents a demand note obligation due to R.M. Engineering relating to a previous equipment purchase. The note is due on demand and bears interest at 4%. The obligation to pay this note has been assumed by Mr. Patten.

      For the year June 30, 1999, Mr. Patten received 300,000 shares of common stock for consulting services to the Company and its president received 100,000 shares of common stock for Director fees. For the year ended June 30, 2000, Mr. Patton received 75,000 shares of common stock for indemnifying various corporate liabilities. Additionally, he received 20,000 shares of common stock in satisfaction of a loan to the Company.

     The Company leases office space from Remarkable Office Products, Inc. and reimburses them for expenses paid on the Company's behalf. During the fiscal year ended June 30, 2000 and 1999, the Company paid $45,540 per year.

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2000

5 -  Litigation


     Janet M. Johnson, individually and as next friend of Lauren Brel Clark and Eryn Renee Clark, minors as as Executor of the Estate of Annie M. Murray vs. Central Value Services, Inc., Celestial Ventures Corporation, Heuerman & Associates, Inc. and Tony Heuerman, No. 96-42066, in the District Court of Harris County, Texas This case was subsequently settled for a payment of $ 50,000 in October 2000.

     W. A. Salzman, et al., vs. Celestial Ventures Corp., et al., No. 98-2948; in the 334th Judicial District of Harris County, Texas. This matter arises out of the sale of T. J. Lingle Company to Celestial Ventures Corp. and Central Valve Company. The allegations involved an assertion that the assets of T. J. Lingle Company were misrepresented by R. J. Sudderth (former President of the Company). There is a note that plaintiff believed obligated Celestial Ventures Corp. to pay between $400,000 and $500,000, based on these misrepresentations. The Company vigorously disputed this assertion. The plaintiff, Mr. Salzman, passed away and the case is inactive.

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


6 -   Conversion of debt

     On August 21, 1997, the Company entered into a letter of intent to merge with Polymer Dynamics, Inc. ("PDI"). As part of the agreement $ 4,000,000 was remitted to PDI in exchange for unsecured convertible Notes bearing interest at 7% per annum. The Company, pursuant to the loan agreement, has exercised their rights to convert all of the outstanding debt plus accrued interest into common stock of Polymer Dynamics.