Form 10QSB
period 2000-09-30
CELESTIAL VENTURES CORP
filed 2000-11-20
CIK 811639

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended: September 30, 2000.

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

             600 E Crescent Avenue #202 Upper Saddle River NJ 07458
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (201) 934-2100
                ------------------------------------------------
                (Issuer's telephone number, including area code)



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

         Number of shares of Common Stock outstanding as of September 30, 2000:
         3,330,716

         Number of shares of Preferred Stock outstanding as of September 30, 2000: 258,853

         Transitional Small Business Disclosure Format (check one) Yes    No X
                                                                      ---   ---

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 Celestial Ventures Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheet


                                                                September 30,
                                                                    2000
                                                                ------------
Assets:
Current Assets
     Cash                                                       $        197
                                                                ------------

         Total Current Assets                                            197
                                                                ------------

Total Assets                                                    $        197
                                                                ============

Liabilities:
Current Liabilities
     Accounts Payable                                           $     13,386
                                                                ------------
     Note Payable, Stockholder                                        18,000
                                                                ------------
         Total Current Liabilities                                    31,386
                                                                ------------

Long-Term Liabilities
     Net liabilities of discontinued operations                      170,000
                                                                ------------
         Total Long-Term Liabilities                                 170,000
                                                                ------------

Total Liabilities                                                    201,386
                                                                ------------
Shareholders' (Deficit):
     Preferred Stock                                                     259
     Common Stock                                                      3,331
     Additional Paid-In-Capital                                   12,700,556
     Accumulated (Deficit)                                       (12,905,225)
     Net Income (Loss)                                                  (110)
                                                                ------------
         Total Shareholders' (Deficit)                              (201,189)
                                                                ------------

Total Liabilities and Shareholders' Equity                      $        197
                                                                ============



      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,


                                                        2000              1999
                                                        ----              ----

Revenues

Sales                                                   $  --         $     --
                                                        -----         --------
Cost of Sales                                              --               --
                                                        -----         --------


Gross Profit                                               --               --

Operating Expenses
   General and Administrative Expenses                    110           23,668
                                                        -----         --------
Net Income (Loss)                                       $(110)        $(23,668)
                                                        -----         --------

Net Income (Loss) Per Share                             $   0         $   (.01)
                                                        =====         ========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,


                                                             2000       1999
                                                             ----       ----
Cash Flows from Operating Activities
Net Income (Loss)                                             (110)    (23,668)
                                                          --------    --------
Changes in assets and liabilities:
Decrease (increase) in:
   Prepaid expenses                                             --          --

Increase (decrease) in:
   Accrued expenses and sundry liabilities                     217          --
                                                          --------    --------
     Net cash (used) provided from operating activities        107     (23,668)
                                                          --------    --------
Cash Flows From Investing Activities:
   Net cash used in investing activities                        --          --

Cash Flows From Financing Activities:
   Issuance of common stock                                     --          --
                                                          --------    --------
     Net cash provided by financial activities                  --          --
                                                          --------    --------

Net increase (decrease) in cash                                107     (23,668)

  Cash beginning of period                                      90      23,634
                                                          --------    --------

  Cash end of period                                      $    197    $    (34)
                                                          ========    ========

      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000




Celestial Ventures Corporation was organized under the laws of the State of Nevada on January 28, 1987. Effective June 30, 1995, the Company changed its year end from October 31 to June 30.


          NOTE A:         Significant Accounting Policies

                           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2000 is not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The consolidated balance sheet as of September 30, 2000 and the consolidated statement of operations for the three-months ended September 30, 2000 and 1999 have been derived from the unaudited financial records of the Company. These financial statements reflect all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position and results of operations for the period presented.

Management's Plan of Operation
------------------------------

The Company's financial condition at September 30, 2000 compared to September 30, 1999 has not changed substantially.

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


                                       CELESTIAL VENTURES CORPORATION


                                       By:  /s/  Irwin Schneidmill
                                          ---------------------------------
                                         Irwin Schneidmill
                                         President, Chief Executive Officer,
                                         Chief Financial Officer and Director



Dated:  November 20, 2000