Form 10QSB
period 2000-12-31
CELESTIAL VENTURES CORP
filed 2001-02-28
CIK 811639

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: December 31, 2000.

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

           600 E Crescent Avenue Suite 202 Upper Saddle River NJ 07458
           -----------------------------------------------------------
                    (Address of principal executive offices)

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

         Number of shares of Common Stock outstanding as of December 31, 2000:
         3,365,716

         Transitional Small Business Disclosure Format (check one)
         Yes       No  X
            ---      -----

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 Celestial Ventures Corporation and Subsidiaries
                      Condensed Consolidated Balance Sheet

                                                                                       December 31,
                                                                                               2000
                                                                                       ------------

Assets:
Current Assets
     Cash                                                                               $      (1,407)
                                                                                        -------------
         Total Current Assets                                                                  (1,407)
                                                                                        -------------

Total Assets                                                                            $      (1,407)
                                                                                        =============

Liabilities:
Current Liabilities
     Accrued expenses                                                                   $      48,745
                                                                                        -------------
         Total Current Liabilities                                                             48,745
                                                                                        -------------

Long-Term Liabilities
     Net liabilities of discontinued operations                                               170,000
                                                                                        -------------
         Total Long-Term Liabilities                                                          170,000
                                                                                        -------------

Total Liabilities                                                                             218,745
                                                                                        -------------

Shareholders' Equity:
     Preferred Stock                                                                              259
     Common Stock                                                                               3,365
     Additional Paid-In-Capital                                                            12,770,522
     Accumulated Deficit                                                                  (12,905,225)
     Net Income (Loss)                                                                        (89,073)
                                                                                        -------------
         Total Shareholders' Equity                                                          (220,152)
                                                                                        -------------

Total Liabilities and Shareholders' Equity                                              $      (1,407)
                                                                                        =============


      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED DECEMBER 31,

                                                                        2000                   1999
                                                                        ----                   ----
Revenues
Sales                                                             $          --          $         --
                                                                   ------------           -----------

Cost of Sales                                                                --                    --
                                                                   ------------           -----------

Gross Profit                                                                 --                    --

Operating Expenses
   General and Administrative Expenses                                   88,963                29,041
                                                                   ------------           -----------

Net Income (Loss)                                                 $     (88,963)       $      (29,041)
                                                                   ============          ============

Net Income (Loss) Per Share                                       $        (.03)       $         (.03)
                                                                   ============          ============


      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,

                                                                        2000                   1999
                                                                        ----                   ----  -
Revenues

Sales                                                             $          --         $            --
                                                                   ------------           -------------

Cost of Sales                                                                --                      --
                                                                   ------------           -------------

Gross Profit                                                                 --                      --

Operating Expenses
   General and Administrative Expenses                                   89,073                  52,709
                                                                   ------------           -------------

Net Income (Loss)                                                 $     (89,073)               $(52,709)
                                                                   ============           =============

Net Income (Loss) Per Share                                       $        (.03)         $         (.02)
                                                                   ============           =============


      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,

                                                                        2000                   1999
                                                                        ----                   ----
Cash Flows from Operating Activities
Net Income (Loss)                                                       (89,073)                (52,709)
                                                                   ------------            ------------

Changes in assets and liabilities:
Decrease (increase) in:
   Prepaid expenses                                                          --                      --
   Increase (decrease) in:
   Accrued expenses and sundry liabilities                               30,576                      --
   Loan payable shareholder                                             (13,000)                     --
                                                                   ------------            ------------
     Total adjustment                                                    17,576                      --
                                                                   ------------            ------------
       Net cash provided (used) in operating activities                 (71,497)                (52,709)
                                                                   ------------            ------------

Cash Flows From Investing Activities:
       Net cash used in investing activities                                 --                      --

Cash Flows From Financing Activities:
   Issuance of common stock                                              70,000                  30,000
                                                                   ------------            ------------
       Net cash provided by financial activities                         70,000                  30,000
                                                                   ------------            ------------

Net (decrease) in cash                                                   (1,497)                (22,709)

  Cash beginning of period                                                   90                  23,634
                                                                   ------------            ------------

  Cash end of period                                              $      (1,407)         $         (925)
                                                                   ============            ============


      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

                           Celestial Ventures Corporation was organized under the laws of the State of Nevada on January 28, 1987. Effective June 30, 1995, the Company changed its year end from October 31 to June 30.

          NOTE A:          Significant Accounting Policies

                            The accompanying unaudited condensed consolidated
                           financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2000 is not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The consolidated balance sheet as of December 31, 2000 and the consolidated statement of operations for the six-months ended December 31, 2000 and 1999 have been derived from the unaudited financial records of the Company. These financial statements reflect all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position and results of operations for the period presented.

Management's Plan of Operation
------------------------------

The Company's financial condition at December 31, 2000 compared to December 31, 1999 has not changed substantially.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


Janet M. Johnson, individually and as Next Friend of Lauren Brel Clark and
--------------------------------------------------------------------------
Eryn Renee Clark, Minors and as Executor of the Estate of Annie M. Murray vs.
-----------------------------------------------------------------------------
Central Valve Services, Inc., Celestial Ventures Corporation, Heuermann &
-------------------------------------------------------------------------
Associates, Inc. and Tony Heuerman, No. 96-42066, In the District Court of
-----------------------------------
Harris County, Texas, 80th Judicial District.

In October 2000, the Plaintiff received a payment of $50,000 pursuant to a settlement agreement from the Company.

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

*        3(b)     -        Bylaws of the Company

**       4(a)     -        Form of Common Stock Certificate

***      10(a)    -        Employment Agreement between Irwin Schneidmill and
                           the Company dated March 1, 1996.

+        10(b)    -        Assumption Agreement between John Patten and the
                           Company for the R. M. Engineering note and the Dynamic subordinated note.

+        10(c)    -        Indemnification Agreement between John Patten and the
                           Company for the Johnson vs. Central Valve Services,
                                           -----------------------------------
                           Inc., et al., litigation.
                           ------------

++       10(d)    -        Form of Common Stock Purchase Agreement and Investor
                           Confirmation Letter for the Overseas Private
                           Placement Pursuant to Regulation S.


(b)      Reports on Form 8-K - The Registrant did not file any reports on Form
         -------------------
         8-K during the last quarter of the fiscal period ended September 30, 1997.

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

                                     CELESTIAL VENTURES CORPORATION

                                     By:  /s/  Irwin Schneidmill
                                        --------------------------------------
                                        Irwin Schneidmill
                                        President, Chief Executive Officer,
                                        Chief Financial Officer and Director


Dated: February 27, 2001