Form 10QSB
period 2001-03-31
CELESTIAL VENTURES CORP
filed 2001-05-15
CIK 811639

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
         For the transition period from _______ to _____________.

         Commission file number 33-12613-NY

                         CELESTIAL VENTURES CORPORATION
        (Exact name of Small Business Issuer as specified in its charter)

                NEVADA                                      22-2814206
     -------------------------------              ----------------------------
     (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                  Identification Number)

           600 East Crescent Avenue #202 Upper Saddle River, NJ 07458
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (201) 934-2100
                                 --------------
                (Issuer's telephone number, including area code)



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

         Number of shares of Common Stock outstanding as of March 31, 2001:
3,365,720

         Transitional Small Business Disclosure Format (check one) Yes___ No X

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                    March 31,
                                      2001
                                    ---------
Assets:
Current Assets
   Cash                              $ -
                                     ---
   Total Current Assets                -

Total Assets                         $ -
                                     ====




      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                                                      March 31,
                                                                         2001
                                                                      ---------
Liabilities
Current Liabilities
   Accrued Expenses                                                 $       656
   Notes Payable                                                         82,338
                                                                         ------
   Total Current Liabilities                                             82,994

Long-Term Liabilities
   Net liabilities of discontinued operations                           170,000
                                                                        -------
     Total Long-Term Liabilities                                        170,000

Total Liabilities                                                       252,994
                                                                        -------

Shareholders' Equity:
   Preferred Stock                                                          259
   Common Stock                                                           3,365
   Additional Paid-In-Capital                                        12,770,522
   Accumulated Deficit                                              (12,905,225)
   Net Income (Loss)                                                   (121,915)
                                                                       --------
     Total Shareholders' Equity                                        (252,994)
                                                                       --------

Total Liabilities and Shareholders' Equity                          $       --
                                                                    ===========


      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE NINE MONTHS ENDED MARCH 31,



                                                         2001            2000
                                                         ----            ----
Revenues
Sales                                                 $    --          $   --
                                                      -------          ------

Cost of Sales                                              --              --
                                                      -------          ------
Gross Profit                                               --              --
                                                      -------          ------
Operating Expenses
   General and Administrative Expenses                121,915          58,031
                                                      -------          ------

Net (Loss)                                           (121,915)        (58,031)
                                                      -------          ------

Net (Loss) before Taxes                              (121,915)        (58,031)
                                                      -------          ------
   Income Taxes                                            --              --
                                                      -------          ------
Net (Loss)                                           (121,915)        (58,031)
                                                      -------          ------
Net (Loss) Per Share                                $    (.04)       $   (.02)
                                                    =========        ========


      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,


                                                           2001            2000
                                                           ----            ----
Revenues
Sales                                                  $     --        $     --
                                                       --------        --------

Cost of Sales                                                --              --
                                                       --------        --------
Gross Profit                                                 --              --

Operating Expenses
   General and Administrative Expenses                   32,951          (5,322)
                                                       --------        --------

Net (Loss)                                              (32,951)         (5,322)
                                                       --------        --------

Net (Loss) before Taxes                                 (32,951)         (5,322)
                                                       --------        --------
   Income Taxes                                              --              --
                                                       --------        --------

Net (Loss)                                              (32,951)       $ (5,322)
                                                       ========        ========

Net Profit or (Loss) Per Share                         $   (.01)       $   (.01)
                                                       ========        ========


      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31,



                                                           2001         2000
                                                           ----         ----
Cash Flows from Operating Activities
Net (Loss)                                              $(121,915)    ($ 58,031)
                                                        ---------     ---------

Changes in assets and liabilities:
Decrease (increase) in:
   Accounts receivable                                         --            --

Increase (decrease) in:
   Accrued expenses and sundry liabilities                 51,169        10,137
                                                        ---------     ---------
     Total adjustment                                      51,169        10,137
                                                        ---------     ---------
       Net cash used in operating activities              (70,746)      (47,894)
                                                        ---------     ---------

Cash Flows From Investing Activities:
     Net cash used in investing activities                     --            --

Cash Flows From Financing Activities:
   Issuance of common stock                                70,000        30,000
                                                        ---------     ---------
     Net cash provided by financial activities             70,000        30,000
                                                        ---------     ---------

Net increase (decrease) in cash                              (746)      (17,894)
                                                        ---------     ---------
  Cash beginning of period                                     90        23,634
                                                        ---------     ---------

  Cash end of period                                    ($    656)    $   5,740
                                                        =========     =========


      See Accompanying Notes to Condensed Consolidated Financial Statements

                 CELESTIAL VENTURES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001

                          Celestial Ventures Corporation was organized under the laws of the State of Nevada on January 28, 1987. Effective June 30, 1995, the Company changed its year end from October 31 to June 30.


          NOTE A:        Significant Accounting Policies

                         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2001 is not necessarily indicative of the results that may be expected for the year ended June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

          The consolidated balance sheet as of March 31, 2001 and the consolidated statement of operations for the nine-months ended March 31, 2001 and 2000 have been derived from the unaudited financial records of the Company. These financial statements reflect all adjustments, consisting only of normal recurring items, which in the opinion of management are necessary to fairly state the Company's financial position and results of operations for the period presented.

Management's Plan of Operation

The Company's financial condition at March 31, 2001 compared to March 31, 2000 has not changed substantially.

On April 4, 2001 Celestial Ventures Corporation (the "Registrant") and Polymer Dynamics, Inc. ("Polymer") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") providing for transactions that will result in Polymer being merged with and into Registrant. The company surviving the merger will be a Nevada corporation that will be called Polymer Dynamics, Inc. Completion of the merger is subject to, among other things, the approval of the Registrant's and Polymer's stockholders. Under the Merger Agreement each outstanding share of Registrant's Common Stock shall remain unchanged, and each outstanding share of Registrant's Preferred Stock will be converted into one-fifteenth (1/15th) of a share of the surviving corporation's Common Stock. Each outstanding share of Polymer's Common Stock and Series A Preferred Stock will be converted into a single share of Common Stock and Series A Preferred Stock, respectively, of the surviving corporation. A copy of the Merger Agreement is filed herewith as an exhibit.

The Registrant and Polymer jointly issued a press release dated April 6, 2001 announcing that their boards of directors approved the agreement to merge the two corporations. Based on the current number of shares of the Registrant's and Polymer's capital stock outstanding, upon completion of the merger, the former stockholders of Polymer will own approximately 92% of the Common Stock of the surviving corporation. A copy of the press release is also filed herewith as an exhibit.

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


Dated: May 14, 2001